Form 10-Q
period 1995-03-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1995-05-12
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended March 31, 1995
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


                        ______________________


                     Commission File Number 0-8636


               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
        (Exact name of registrant as specified in its charter)


                Delaware                       510119643
                ________                       _________
     (State or other jurisdiction of     (I. R. S. Employer
       incorporation or organization)     Identification No.)



One American Indemnity Plaza, Galveston, Texas         77550
______________________________________________         _____
    (Address of principal executive offices)        (Zip Code)


  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 5, 1995, 1,946,710 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Operations for the
              Three Months Ended March 31, 1995 and 1994
                               Unaudited

                                                 1995           1994
                                             ___________    ___________
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $16,668,061    $16,181,161
  Net investment income (net of investment
    expenses of $95,816 in 1995 and $87,551
    in 1994)                                   1,017,045      1,328,572
  Realized investment gains (losses)             (43,632)       155,204
  Interest on premium notes receivable and
    other income                                 179,091        173,532
                                              __________     __________
    TOTAL                                     17,820,565     17,838,469

EXPENSES:
  Losses and loss adjustment expenses         11,141,066     10,767,973
  Policy acquisition costs                     6,220,589      5,694,437
  Retrospective premium adjustments on
    workers' compensation policies               (28,625)      (151,672)
                                              __________     __________
    TOTAL                                     17,333,030     16,310,738

INCOME BEFORE FEDERAL INCOME TAX                 487,535      1,527,731

PROVISION FOR FEDERAL INCOME TAX:
  Current                                          2,915         10,322
  Deferred
                                              __________     __________
    TOTAL                                          2,915         10,322

NET INCOME                                   $   484,620    $ 1,517,409

AVERAGE SHARES OUTSTANDING                     1,946,710      1,946,610

EARNINGS PER SHARE:
  NET INCOME                                 $       .25    $       .78

DIVIDENDS DECLARED PER SHARE                 $       .06    $       .03


            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
                 March 31, 1995 and December 31, 1994
                               Unaudited

                                                    1995             1994
ASSETS                                           ___________      ___________
______
Investments:
  Fixed maturities - bonds:
    Available for sale                          $ 67,183,153     $ 62,569,334
  Preferred stocks                                 2,235,310        2,268,012
  Common stocks                                   14,575,016       14,475,261
  Mortgage loans on real estate                       27,967           29,034
  Short-term investments                              60,000           60,000
                                                 ___________      ___________
      Total Investments                           84,081,446       79,401,641
Cash and Cash Equivalents                          2,897,267        4,937,544
Accrued Investment Income                            810,309          736,466
Premiums in Course of Collection                   7,954,173        5,962,784
Direct Premium Bills Receivable                    8,889,197        7,908,893
Reinsurance Balances Receivable                   11,745,838       10,788,671
Prepaid Reinsurance Premiums                         910,864        1,327,484
Property and Equipment - Less accumulated
  depreciation of $4,499,972 in 1995 and
  $4,411,800 in 1994                               3,950,689        3,791,245
Deferred Policy Acquisition Costs                  9,575,906        9,097,464
Deferred income taxes                              4,430,000        4,430,000
Other Assets                                       2,889,187        2,819,299
                                                 ___________      ___________
      TOTAL                                     $138,134,876     $131,201,491



LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses             $ 51,744,065     $ 50,916,776
Unearned Premiums                                 36,852,455       34,922,255
Reinsurance Balances Held or Payable               2,951,745        3,777,547
Accounts Payable and Other
  Accrued Liabilities                              8,723,639        8,146,547
                                                 ___________      ___________
      Total Liabilities                          100,271,904       97,763,125

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares
    1,946,710 in 1995 and 1994                     6,489,018        6,489,018
  Paid-in surplus                                 13,045,866       13,045,866
  Unrealized decline in
    market value of investments                   (6,295,551)     (10,352,340)
  Retained earnings                               24,623,639       24,255,822
                                                 ___________      ___________
      Total Stockholders' Equity                  37,862,972       33,438,366
                                                 ___________      ___________
      TOTAL                                     $138,134,876     $131,201,491


            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1995 and 1994
                               Unaudited

                                                      1995          1994
                                                   _________      _________
OPERATING ACTIVITIES:

  Net income                                    $   484,620    $  1,517,409
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection           (1,991,389)     (2,074,533)
      Direct premium bills receivable              (980,304)        (43,480)
      Reinsurance balances receivable              (957,167)      1,936,330
      Prepaid reinsurance premiums                  416,620         272,060
      Deferred policy acquisition costs            (478,442)       (130,249)
      Other assets                                  (69,888)       (366,350)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses    827,289      (1,652,870)
      Unearned premiums                           1,930,200         479,493
      Reinsurance balances held or payable         (825,802)        (46,168)
      Accounts payable and other accrued
        liabilities                                 577,092         396,549
    Realized investment (gains) losses               43,632        (155,204)
    Depreciation                                     88,172          71,729
    Other                                           (63,426)        384,485
                                                  _________       _________
     Net cash flow from operating activities       (998,793)        589,201

INVESTING ACTIVITIES:

  Sale of bonds                                                  17,411,450
  Maturity of bonds                               1,344,958       2,351,058
  Redemption of preferred stocks                    144,200          27,625
  Sale of common stocks                             649,736         569,450
  Purchase of bonds                              (2,817,027)    (19,777,483)
  Purchase of preferred stocks                                     (150,000)
  Purchase of common stocks                                        (645,333)
  Purchase of property and equipment               (247,616)       (128,531)
  Other                                               1,068           7,423
                                                  _________       _________
      Net cash flow from investing activities      (924,681)       (334,341)

FINANCING ACTIVITIES:

  Cash dividends paid to stockholders              (116,803)        (58,398)
                                                  _________       _________
      Net cash flow from financing activities      (116,803)        (58,398)
                                                  _________       _________
      Net Increase (Decrease) in Cash and
        Cash Equivalents                         (2,040,277)        196,462
      Cash and Cash Equivalents, January 1        4,937,544       2,628,681
                                                  _________       _________
      Cash and Cash Equivalents, March 31       $ 2,897,267    $  2,825,143


            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION
         _____________________________________________________

(1) The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1994. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2) Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of March 31, 1995 and March 31, 1994 are as follows:

                                      March 31, 1995      March 31, 1994
                                      ______________      ______________
   Deferred tax liabilities:
   Deferred policy acquisition costs   $ (3,255,808)       $ (2,672,406)
   Differences between book and tax
     basis of property                     (255,001)           (219,585)
   Other                                   (655,424)           (560,550)
                                      _____________       _____________
                                         (4,166,233)         (3,452,541)
   Deferred tax assets:
   Reserves not currently deductible      5,701,862           5,283,852
   Unrealized investments losses          2,140,488             824,922
   Operating loss carryforwards          10,142,310          10,500,325
                                      _____________        ____________
                                         17,984,660          16,609,099
                                      _____________        ____________
   Net Asset                             13,818,427          13,156,558
   Valuation allowance                   (9,388,427)        (13,156,558)
                                      _____________        ____________
   Net deferred tax assets             $  4,430,000        $    -0-


  The provision for federal income tax is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income. The provision for income tax for the three months ended March 31, 1995 was $2,915, all of which was current tax expense. The Company did not pay any federal income taxes during the first three months of 1995, whereas the Company paid $100,000 in federal income taxes during the first three months of 1994.

  The Company has a net operating loss carryforward for tax purposes of $29,830,324, which expires if not previously utilized, in 1998- $2,894,757; 1999-$7,384,546; 2000-$5,712,421;2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950; 2005-$1,246,728;
   2006-$118,137; 2007-$43,352; and 2008-$13,450.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ___________________________________________________________

LIQUIDITY
      The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

  Operating Activities
      The net cash flow from operating activities for the three months ended March 31, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims and an increase in policy acquisition costs compared with the three months ended March 31, 1994. The negative effect on cash flow of these items was offset somewhat by a 12.3% increase in net premiums written for the same comparison periods.

      The amount of funds required for claim payments increased approximately 15.7% for the three months ended March 31, 1995 compared with the three months ended March 31, 1994. This resulted primarily from an increase in claim payments, due to the settlements of several large claims, in the first quarter of 1995 for the commercial automobile line of business compared with the first quarter of 1994.

     Policy acquisition costs increased 9.2% in the first three months of 1995 compared with the first three months of 1994. This increase resulted from increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first three months of 1995 compared with the first three months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quote share reinsurance agreement and increased bonus commission expense. Overhead expenses increased due to increases in employee benefits and legal and auditing expenses.

      The net cash flow from operating activities for the three months ended March 31, 1994 was positive as a result of improved operating results.

  Investing Activities
      During the first three months of 1995, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds which provided favorable yields. The net cash flow from investing activities was negative in the first three months of 1995 as total investment purchases exceeded total investment sales and maturities.

      During the first three months of 1995, unrealized investment gains increased stockholders' equity by approximately $4,057,000, of which approximately $3,152,000 of this amount was from debt securities, with the remainder from equity securities. These unrealized investment gains were a result of an overall improvement in market conditions during the first three months of 1995. Approximately $1,535,000 of the $3,152,000 unrealized investment gains on debt securities was related to six derivative issues owned by the company. On March 31, 1995, the value carried in the Company's balance sheet for these six issues was $18,200,000.

      The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have corresponding impacts on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement of the applicable LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities, net investment income for the final three quarters of 1995 is expected to be reduced by approximately $647,000 as compared to the corresponding period in 1994. This is subject to change, either positively or negatively, depending on future investment market conditions.

      The Company believes that the principal of these derivative securities is assured at maturity as they are issued by government agencies. However, if conditions are favorable for their disposition or if unforeseen circumstances occur, the Company may dispose of all or a portion of these securities prior to maturity.

      During the first three months of 1994, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into bonds and common and preferred stocks. As a result, the net cash flow from investing activities was negative for the three months ended March 31, 1994.

  Financing Activities
      There were no new financing commitments entered into the first three months of 1995. The net cash flow from financing activities was negative for the first three months of 1995 and the first three months of 1994, as a result of cash dividends paid to stockholders.

CAPITAL RESOURCES
      The activities of insurance companies are regulated by state authorities and adequate levels of reserves and equity capital are required to be maintained to ensure that enough capital is retained in the business to provide sufficient funds to meet its obligations. The Company has met all statutory and regulatory requirements and management believes that sufficient funds have been retained to meet its obligations. The Company has no current commitments or plans for debt or equity financing.

RESULTS OF OPERATIONS
     Premiums earned increased 3.0% and net premiums written increased 12.3% for the three months ended March 31, 1995 compared with the three months ended March 31, 1994 as a result of the continued increase in the number of commercial lines policies written and the cancellation of the 25% quota share reinsurance agreement in the third quarter of 1994.

     Primarily as a result of the unrealized losses in market value of investments experienced in 1994, average invested assets at March 31, 1995 decreased approximately $5,518,000 compared with March 31, 1994. Additionally, net investment income decreased 23.1% for the three months ended March 31, 1995 compared with the three months ended March 31, 1994, primarily as a result of reduced yields on the Company's derivative securities. The average investment yield reflected this decrease as it was 4.98% for the three months ended March 31, 1995 compared with 6.09% for the three months ended March 31, 1994. Management will continue to seek improvement in investment earnings without sacrificing investment portfolio quality.

      The loss and loss adjustment expense ratio was 66.8% for the three months ended March 31, 1995 compared with 66.5% for the three months ended March 31, 1994. The underwriting results of the commercial multiple peril and general liability lines of business were not as favorable for the three months ended March 31, 1994, but remained profitable. The adverse effect of this was offset somewhat by improved underwriting results in the automobile line of business for the same comparison periods.

      The policy acquisition cost ratio was 37.3% for the three months ended March 31, 1995 compared with 35.2% for the three months ended March 31, 1994. The increase in this ratio was a result of increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first three months of 1995 compared with the first three months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quota share reinsurance agreement and increased bonus commission expense. Overhead expenses increased due to increases in employee benefits and legal and auditing expenses.

     Primarily as a result of the increase in policy acquisition costs and the decrease in net investment income during the first three months of 1995, the net income of the Company decreased compared with the first three months of 1994.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES




Item 6. (a)  Exhibit 11 -   Computation of Fully Diluted Net Income  per
                            Common and Common Equivalent Share.

             Exhibit 27 -   Financial Data Schedule.

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.






                              SIGNATURES
                              __________
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        AMERICAN INDEMNITY FINANCIAL CORPORATION
                        ________________________________________
                                      (Registrant)





Date    MAY 9, 1995                  PHILLIP E. APGAR
      _____________         _________________________________
                                     PHILLIP E. APGAR
                            VICE PRESIDENT - TREASURER - CHIEF
                                     FINANCIAL OFFICER
                        (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)