Form 10-Q
period 1995-06-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1995-08-10
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended June 30, 1995
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 7, 1995, 1,946,710 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Operations for the
               Three Months Ended June 30, 1995 and 1994
                               Unaudited


                                                       1995           1994
                                                   ___________    ___________
PREMIUMS AND OTHER INCOME:
  Premiums earned                                  $17,246,656    $15,920,720
  Net investment income (net of investment
    expenses of $100,373 in 1995 and $91,788
    in 1994)                                           979,257      1,222,334
  Realized investment losses                           (37,254)      (162,975)
  Interest on premium bills receivable and
    other income                                       185,097        171,778
                                                   ___________     __________
            TOTAL                                   18,373,756     17,151,857

EXPENSES:
  Losses and loss adjustment expenses               14,913,671     11,027,556
  Policy acquisition costs                           6,408,003      5,046,677
  Retrospective premium adjustments on
    workers'compensation policies                      608,087        461,857
                                                   ___________    ___________
            TOTAL                                   21,929,761     16,536,090

INCOME (LOSS) BEFORE FEDERAL INCOME TAX             (3,556,005)       615,767

CREDIT FOR FEDERAL INCOME TAX:
  Current                                               (2,915)       (11,001)
  Deferred
                                                   ___________    ___________
            TOTAL                                       (2,915)       (11,001)

NET INCOME (LOSS)                                  $(3,553,090)   $   626,768

AVERAGE SHARES OUTSTANDING                           1,946,710      1,946,710

EARNINGS PER SHARE:
  NET INCOME (LOSS)                                $     (1.83)   $       .32

DIVIDENDS DECLARED PER SHARE                       $      .075    $       .06



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Operations for the
                Six Months Ended June 30, 1995 and 1994
                               Unaudited


                                                      1995           1994
                                                   ___________    ___________
PREMIUMS AND OTHER INCOME:
  Premiums earned                                   $33,914,717   $32,101,881
  Net investment income (net of investment
    expenses of $196,189 in 1995 and $179,339
    in 1994)                                          1,996,302     2,550,906
  Realized investment losses                            (80,886)       (7,771)
  Interest on premium bills receivable and
    other income                                        364,188       345,310
                                                    ___________   ___________
            TOTAL                                    36,194,321    34,990,326

EXPENSES:
  Losses and loss adjustment expenses                26,054,737    21,795,529
  Policy acquisition costs                           12,628,592    10,741,114
  Retrospective premium adjustments on
    workers' compensation policies                      579,462       310,185
                                                    ___________   ___________
            TOTAL                                    39,262,791    32,846,828

INCOME (LOSS) BEFORE FEDERAL INCOME TAX              (3,068,470)    2,143,498

CREDIT FOR FEDERAL INCOME TAX:
  Current                                                                (679)
  Deferred
                                                    ___________   ___________
            TOTAL                                             0          (679)

NET INCOME (LOSS)                                   $(3,068,470)  $ 2,144,177

AVERAGE SHARES OUTSTANDING                            1,946,710     1,946,660

EARNINGS PER SHARE:
  NET INCOME (LOSS)                                 $     (1.58)  $      1.10

DIVIDENDS DECLARED PER SHARE                        $       .135  $       .09



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
                  June 30, 1995 and December 31, 1994
                               Unaudited

ASSETS                                                1995           1994
______                                           ____________   ____________
Investments:
 Fixed maturities - bonds:
   Available for sale                            $ 72,961,438   $ 62,569,334
 Preferred stocks                                   2,240,512      2,268,012
 Common stocks                                     12,038,883     14,475,261
 Mortgage loans on real estate                         26,874         29,034
 Short-term investments                                60,000         60,000
                                                  ___________    ___________
        Total Investments                          87,327,707     79,401,641
Cash and Cash Equivalents                           2,213,737      4,937,544
Accrued Investment Income                             677,240        736,466
Premiums in Course of Collection                    7,507,820      5,962,784
Direct Premium Bills Receivable                     8,748,514      7,908,893
Reinsurance Balances Receivable                    13,421,391     10,788,671
Prepaid Reinsurance Premiums                          755,135      1,327,484
Property and Equipment - Less accumulated
  depreciation of $4,596,391 in 1995 and
  $4,411,800 in 1994                                4,105,902      3,791,245
Deferred Policy Acquisition Costs                   9,527,200      9,097,464
Deferred Income Taxes                               4,430,000      4,430,000
Other Assets                                        3,025,032      2,819,299
                                                 ____________   ____________
        TOTAL                                    $141,739,678   $131,201,491



LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses              $ 54,398,071   $ 50,916,776
Unearned Premiums                                  36,677,230     34,922,255
Reinsurance Balances Held or Payable                2,915,361      3,777,547
Accounts Payable and Other Accrued Liabilities      8,951,413      8,146,547
                                                 ____________   ____________
        Total Liabilities                         102,942,075     97,763,125

Stockholders' Equity:
 Preferred stock, authorized 2,000,000 shares;
   none outstanding
 Common stock, $3.33 1/3 par value; authorized
   2,500,000 shares; outstanding shares
   1,946,710 in 1995 and 1994                       6,489,018      6,489,018
 Paid-in surplus                                   13,045,866     13,045,866
 Unrealized decline in market value of
   investments                                     (1,661,827)   (10,352,340)
 Retained earnings                                 20,924,546     24,255,822
                                                 ____________   ____________
        Total Stockholders' Equity                 38,797,603     33,438,366
                                                 ____________   ____________
        TOTAL                                    $141,739,678   $131,201,491



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1995 and 1994
                               Unaudited

                                                      1995          1994
                                                 ____________    ____________
OPERATING ACTIVITIES:
 Net income (loss)                               $ (3,068,470)   $  2,144,177
 Adjustments to reconcile net income to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection               1,545,036)     (1,202,859)
     Direct premium bills receivable                 (839,621)       (377,583)
     Reinsurance balances receivable               (2,632,720)        647,555
     Prepaid reinsurance premiums                     572,349         427,756
     Deferred policy acquisition costs               (429,736)     (1,186,218)
     Other assets                                    (205,733)       (491,928)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment expenses     3,481,295        (730,538)
     Unearned premiums                              1,754,975         662,138
     Reinsurance balances held or payable            (862,186)        793,781
     Accounts payable and other accrued
       liabilities                                    804,866         908,240
   Realized investment losses                          80,886           7,771
   Depreciation                                       184,591         146,663
   Other                                               76,383         192,267
                                                   __________     ___________
     Net cash flow from operating activities       (2,628,157)      1,941,222

INVESTING ACTIVITIES:
 Sale of bonds                                        503,125      19,107,950
 Maturity of bonds                                  2,851,646       3,082,877
 Sale of preferred stocks                              49,338
 Redemption of preferred stocks                       144,200          27,625
 Sale of common stocks                              3,927,130       2,401,870
 Purchase of bonds                                 (6,811,195)    (24,141,020)
 Purchase of preferred stocks                                        (175,000)
 Purchase of common stocks                                         (1,026,634)
 Purchase of property and equipment                  (499,248)       (248,716)
 Other                                                  2,160           8,413
                                                   __________      ___________
    Net cast flow from investing activities           167,156        (962,635)

FINANCING ACTIVITIES:

 Cash dividends paid to stockholders                 (262,806)       (175,201)
 Proceeds received from exercise of stock
   options                                                                638
                                                   __________      __________
     Net cash flow from financing activities         (262,806)       (174,563)
                                                   __________      __________
     Net Increase (Decrease) in Cash and
       Cash Equivalents                            (2,723,807)        804,024
     Cash and Cash Equivalents, January 1           4,937,544       2,628,681
                                                   __________      __________
     Cash and Cash Equivalents, June 30          $  2,213,737    $  3,432,705


            See notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION
              ___________________________________________

(1)The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1994. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of June 30, 1995 and December 31, 1994 are as follows:

                                   June 30, 1995     December 31, 1994
                                   _____________        _____________
Deferred tax liabilities:
Deferred policy acquisition costs   $ (3,239,248)        $ (3,093,138)
Difference between book and
tax basis of property                   (264,959)            (293,041)
Other                                   (660,239)            (648,145)
                                   _____________        _____________
                                      (4,164,446)          (4,034,324)
Deferred tax assets:
Reserves not currently deductible      5,807,964            5,544,486
Unrealized investments losses            565,021            3,519,796
Operating loss carryforwards          11,324,480           10,266,792
                                   _____________        _____________
                                      17,697,465           19,331,074
                                   _____________        _____________
Net Asset                             13,533,019           15,296,750
Valuation allowance                   (9,103,019)         (10,866,750)
                                   _____________        _____________
Net deferred tax assets             $  4,430,000          $ 4,430,000


   The provision for federal income tax is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income. The provision for income tax for the six months ended June 30, 1995 was $-0-. The Company did not pay any federal income taxes during the first six months of 1995, whereas the Company paid $160,000 in federal income taxes during the first six months of 1994.

   The Company has a net operating loss carryforward for tax purposes of $33,307,294, which expires if not previously utilized, in 1998-$3,260,879; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950; 2005-$1,246,728;
   2006-$118,137; 2007-$43,352; 2008-$13,450; and 2010-$3,110,848.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             _____________________________________________

LIQUIDITY
      The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands, commitments, events or uncertainties which will or are reasonably likely to have a material effect on the Company's liquidity.

  Operating Activities
      The net cash flow from operating activities for the six months ended June 30, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims, an increase in policy acquisition costs and a decrease in net investment income compared with the six months ended June 30, 1994. The negative effect on cash flow of these items was offset somewhat by a 9.2% increase in net premiums written for the same comparison periods.

      The amount of funds required for claim payments increased approximately 7.2% for the six months ended June 30, 1995 compared with the six months ended June 30, 1994. This resulted primarily from an increase in claim payments, due to increased weather-related losses during the second quarter of 1995 compared with the second quarter of 1994 and the settlements of several large claims, in the first six months of 1995 for the commercial automobile liability line of business compared with the first six months of 1994.

      Policy acquisition costs increased 17.6% in the first six months of 1995 compared with the first six months of 1994. This increase resulted from increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first six months of 1995 compared with the first six months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quote share reinsurance agreement and increased bonus commission expense. Overhead expenses increased due to increases in employee benefits and legal and auditing expenses.

      Net investment income decreased 21.7% in the first six months of 1995 compared with the first six months of 1994, primarily as a result of reduced yields on the Company's derivative securities.

      The net cash flow from operating activities for the six months ended June 30, 1994 was positive as a result of favorable operating results.

  Investing Activities
      During the first six months of 1995, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds which provided favorable yields. The net cash flow from investing activities was positive in the first six months of 1995 as total investment sales and maturities exceeded total investment purchases.

      During the first six months of 1995, unrealized investment gains increased stockholders' equity by approximately $8,691,000, of which approximately $6,918,000 of this amount was from debt securities, with the remainder from equity securities. These unrealized investment gains were a result of an overall improvement in market conditions during the first six months of 1995. Approximately $3,727,000 of the $6,918,000 unrealized investment gains on debt securities was related to six derivative issues owned by the company. On June 30, 1995, the value carried in the Company's balance sheet for these six issues was $20,392,000.

      The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have corresponding impacts on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement of the applicable LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities, net investment income for the final six months of 1995 is expected to be reduced by approximately $314,000 as compared to the corresponding period in 1994. This is subject to change, either positively or negatively, depending on future investment market conditions.

      The Company believes that the principal of these derivative securities is assured at maturity as they are issued by government agencies. However, if conditions are favorable for their disposition or if unforeseen circumstances occur, the Company may dispose of all or a portion of these securities prior to maturity.

      During the first six months of 1994, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into bonds and common and preferred stocks. As a result, the net cash flow from investing activities was negative for the six months ended June 30, 1994.

  Financing Activities
      There were no new financing commitments entered into the first six months of 1995. The net cash flow from financing activities was negative for the first six months of 1995 and the first six months of 1994, as a result of cash dividends paid to stockholders.

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

RESULTS OF OPERATIONS
      Premiums earned increased 8.3% and 5.6%, respectively, for the three months and six months ended June 30, 1995 compared with the same 1994 periods. The increase in premiums earned resulted primarily from the continued increase in the number of commerical lines policies written and the cancellation of the 25% quota share reinsurance agreement in the third quarter of 1994.

     Primarily as a result of the unrealized losses in market value of investments experienced in 1994, average invested assets at June 30, 1995 decreased approximately $1,807,000 compared with June 30, 1994. Additionally, net investment income decreased 19.9% and 21.7% respectively, for the three months and six months ended June 30, 1995 compared with the same 1994 period, primarily as a result of reduced yields on the Company's derivative securities. The average investment yield reflected this decrease as it was 4.79% for the six months ended June 30, 1995 compared with 5.99% for the six months ended June 30, 1994. Management will continue to seek improvement in investment earnings without sacrificing investment portfolio quality.

      The loss and loss adjustment expense ratio was 86.5% for the three months ended June 30, 1995 compared with 69.3% for the three months ended June 30, 1994 and was 76.8% for the six months ended June 30, 1995 compared with 67.9% for the six months ended June 30, 1994. This increase resulted primarily from claims attributable to the occurrence of numerous weather-related natural catastrophes in Texas during the second quarter of 1995, which were unprecedented in their severity. Claims from weather-related natural catastrophes resulted in approximately $3,922,000 in losses for the second quarter ended June 30, 1995, compared with approximately $1,461,000 for the second quarter ended June 30, 1994. For the six months ended June 30, 1995, weather-related natural catastrophes resulted in losses of approximately $4,669,000, compared with $1,967,000 for the six months ended June 30, 1994. The remainder of the increase in this ratio for the second quarter and first six months of 1995 resulted principally from an increased number of large commercial automobile liability claims which occurred during the second quarter of 1995.

      The policy acquisition cost ratio was 37.2% for the three months ended June 30, 1995 compared with 31.7% for the three months ended June 30, 1994 and was 37.2% for the six months ended June 30, 1995, compared with 33.5% for the six months ended June 30, 1994. The increase in this ratio was a result of increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first three months and six months of 1995 compared with the first three months and six months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quota share reinsurance agreement and increased bonus commission expense. Overhead expenses increased due to increases in employee benefits and legal and auditing expenses.

       The occurrence of numerous severe weather-related natural catastrophes, the increase in policy acquisition costs, and the decrease in net investment income resulted in a net loss of approximately $3,068,000 for the six months ended June 30, 1995 compared with net income of approximately $2,144,000 for the six months ended June 30, 1994.

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





               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
                             (Registrant)





Date    AUGUST 9, 1995                         PHILLIP E. APGAR
        ______________                ________________________________
                                               PHILLIP E. APGAR
                                       VICE PRESIDENT-TREASURER - CHIEF
                                              FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)