Form 10-Q
period 1995-09-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1995-11-14
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1995
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 1995, 1,947,110 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

             Consolidated Statements of Operations for the
            Three Months Ended September 30, 1995 and 1994
                               Unaudited


                                                 1995           1994
                                              __________     __________
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $17,243,770    $16,817,922
  Net investment income (net of investment
    expenses of $94,433 in 1995 and $92,740
    in 1994)                                     968,835      1,159,816
  Realized investment gains (losses)              88,098        (74,565)
  Interest on premium bills receivable and
    other income                                 185,342        174,055
                                              __________     __________
            TOTAL                             18,486,045     18,077,228

EXPENSES:
  Losses and loss adjustment expenses         12,490,046     10,883,735
  Policy acquisition costs                     6,310,921      6,468,829
  Retrospective premium adjustments on
    workers' compensation policies               375,568       (232,120)
                                              __________     __________
            TOTAL                             19,176,535     17,120,444

INCOME (LOSS) BEFORE FEDERAL INCOME TAX         (690,490)       956,784

PROVISION (CREDIT) FOR FEDERAL INCOME TAX:
  Current                                        (13,088)        36,071
  Deferred
                                              __________     __________
            TOTAL                                (13,088)        36,071

NET INCOME (LOSS)                            $  (677,402)   $   920,713

AVERAGE SHARES OUTSTANDING                     1,946,843      1,946,710

EARNINGS PER SHARE:
  NET INCOME (LOSS)                          $      (.34)   $       .47

DIVIDENDS DECLARED PER SHARE                 $      .075    $       .06



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Operations for the Nine Months Ended September 30, 1995 and 1994
                               Unaudited


                                                    1995           1994
                                                 __________     __________
PREMIUMS AND OTHER INCOME:
  Premiums earned                               $51,158,487    $48,919,803
  Net investment income (net of investment
    expenses of $290,622 in 1995 and $272,079
    in 1994)                                      2,965,137      3,710,722
  Realized investment gains (losses)                  7,212        (82,336)
  Interest on premium bills receivable and
    other income                                    549,530        519,365
                                                 __________     __________
            TOTAL                                54,680,366     53,067,554

EXPENSES:
  Losses and loss adjustment expenses            38,544,783     32,679,264
  Policy acquisition costs                       18,939,513     17,209,943
  Retrospective premium adjustments on
    workers' compensation policies                  955,030         78,065
                                                 __________     __________
            TOTAL                                58,439,326     49,967,272

INCOME (LOSS) BEFORE FEDERAL INCOME TAX          (3,758,960)     3,100,282

PROVISION (CREDIT) FOR FEDERAL INCOME TAX:
  Current                                           (13,088)        35,392
  Deferred
                                                 __________     __________
            TOTAL                                   (13,088)        35,392

NET INCOME (LOSS)                              $ (3,745,872)   $ 3,064,890

AVERAGE SHARES OUTSTANDING                        1,946,754      1,946,677

EARNINGS PER SHARE:
  NET INCOME (LOSS)                            $      (1.92)   $      1.57

DIVIDENDS DECLARED PER SHARE                   $        .21    $       .15



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994
                               Unaudited

                                                     1995           1994
                                                  ___________     ___________
ASSETS
______
Investments:
 Fixed maturities - bonds:
   Available for sale                            $ 71,207,953    $ 62,569,334
 Preferred stocks                                   2,258,337       2,268,012
 Common stocks                                     11,541,286      14,475,261
 Mortgage loans on real estate                         25,753          29,034
 Short-term investments                                60,000          60,000
                                                  ___________     ___________
        Total Investments                          85,093,329      79,401,641
Cash and Cash Equivalents                           3,767,901       4,937,544
Accrued Investment Income                             790,678         736,466
Premiums in Course of Collection                    7,012,945       5,962,784
Direct Premium Bills Receivable                     9,034,019       7,908,893
Reinsurance Balances Receivable                    11,901,307      10,788,671
Prepaid Reinsurance Premiums                          756,628       1,327,484
Property and Equipment - Less accumulated
  depreciation of $4,697,505 in 1995 and
  $4,411,800 in 1994                                4,111,162       3,791,245
Deferred Policy Acquisition Costs                   9,480,969       9,097,464
Deferred income taxes                               4,430,000       4,430,000
Other Assets                                        3,025,362       2,819,299
                                                  ___________     ___________
        TOTAL                                    $139,404,300    $131,201,491



LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses              $ 52,530,100    $ 50,916,776
Unearned Premiums                                  36,762,210      34,922,255
Reinsurance Balances Held or Payable                3,115,788       3,777,547
Accounts Payable and Other Accrued Liabilities      9,468,175       8,146,547
                                                  ___________     ___________
   Total Liabilities                              101,876,273      97,763,125

Stockholders' Equity:
 Preferred stock, authorized 2,000,000
   shares; none outstanding
 Common stock, $3.33 1/3 par value; authorized
   2,500,000 shares; outstanding shares
   1,947,110 in 1995 and 1,946,710 in 1994          6,490,351       6,489,018
 Paid-in surplus                                   13,047,085      13,045,866
 Unrealized decline in market value of
   investments                                     (2,110,548)    (10,352,340)
 Retained earnings                                 20,101,139      24,255,822
                                                  ___________     ___________
        Total Stockholders' Equity                 37,528,027      33,438,366
                                                  ___________     ___________
        TOTAL                                    $139,404,300    $131,201,491



            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1995 and 1994
                               Unaudited

                                                     1995           1994
                                                  __________     __________
OPERATING ACTIVITIES:
 Net income (loss)                              $ (3,745,872)  $  3,064,890
 Adjustments to reconcile net income to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection             (1,050,161)    (1,279,137)
     Direct premium bills receivable              (1,125,126)      (495,078)
     Reinsurance balances receivable              (1,112,636)     1,041,674
     Prepaid reinsurance premiums                    570,856        329,585
     Deferred policy acquisition costs              (383,505)    (1,023,331)
     Other assets                                   (206,063)    (1,416,697)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment expenses    1,613,324     (2,062,521)
     Unearned premiums                             1,839,955        659,064
     Reinsurance balances held or payable           (661,759)     1,179,253
     Accounts payable and other accrued
       liabilities                                 1,321,628      2,197,564
   Realized investment (gains) losses                 (7,212)        82,336
   Depreciation                                      285,705        227,162
   Other                                             (23,894)       381,324
                                                  __________     __________
     Net cash flow from operating activities      (2,684,760)     2,886,088

INVESTING ACTIVITIES:
 Sale of bonds                                     5,166,266     21,217,761
 Maturity of bonds                                 3,263,596      5,019,820
 Sale of preferred stocks                             49,338
 Redemption of preferred stocks                      170,018         27,625
 Sale of common stocks                             5,431,904      2,459,425
 Purchase of bonds                               (11,308,905)   (28,156,361)
 Purchase of preferred stocks                                      (175,000)
 Purchase of common stocks                          (248,500)    (1,080,825)
 Purchase of property and equipment                 (605,622)      (406,286)
 Other                                                 3,281          9,427
                                                  __________      _________
     Net cash flow from investing activities       1,921,376     (1,084,414)


FINANCING ACTIVITIES:

 Cash dividends paid to stockholders                (408,811)      (292,003)
   Proceeds received from exercise of stock
     options                                           2,552            638
                                                  __________      __________
     Net cash flow from financing activities        (406,259)      (291,365)
                                                  __________      __________
     Net Increase (Decrease) in Cash and
       Cash Equivalents                           (1,169,643)     1,510,309
     Cash and Cash Equivalents, January 1          4,937,544      2,628,681
                                                  __________      _________
     Cash and Cash Equivalents, September 30    $  3,767,901   $  4,138,990



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

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of September 30, 1995 and December 31, 1994 are as follows:

                                September 30, 1995   December 31, 1994
                                      ____________        ___________
Deferred tax liabilities:
Deferred  policy acquisition costs    $ (3,223,529)      $ (3,093,138)
Difference between book and
  tax basis of property                   (276,196)          (293,041)
Other                                     (733,055)          (648,145)
                                      ____________        ___________
                                        (4,232,780)        (4,034,324)
Deferred tax assets:
Reserves not currently deductible        6,067,097          5,544,486
Unrealized investments losses              717,586          3,519,796
Operating loss carryforwards            11,876,683         10,266,792
                                      ____________        ___________
                                        18,661,366         19,331,074
                                      ____________        ___________
Net Asset                               14,428,586         15,296,750
Valuation allowance                     (9,998,586)       (10,866,750)
                                      ____________        ___________
Net deferred tax assets               $  4,430,000        $ 4,430,000


   The provision for federal income tax is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income. The credit for income tax for the nine months ended September 30, 1995 was $13,088, all of which was current tax credit. The Company did not pay any federal income taxes during the first nine months of 1995, whereas the Company paid $160,000 in federal income taxes during the first nine months of 1994.

   The Company has a net operating loss carryforward for tax purposes of $34,931,421, which expires if not previously utilized, in 1998- $3,163,998; 1999 - $7,384,546; 2000 - $5,712,421; 2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950;  2005-$1,246,728;
   2006-$118,137; 2007-$43,352; 2008-$13,450; 2009-$13,410; and  2010-
   $4,818,446.

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

  Operating Activities
      The net cash flow from operating activities for the nine months ended September 30, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims, an increase in policy acquisition costs and a decrease in net investment income compared with the nine months ended September 30, 1994. The negative effect on cash flow of these items was offset somewhat by a 7.3% increase in net premiums written for the same comparison period.

      The amount of funds required for claim payments increased approximately 10.2% for the nine months ended September 30, 1995 compared with the nine months ended September 30, 1994. This resulted primarily from an increase in claim payments, due to increased weather-
related   losses  and  the  settlement  of  several  large  commercial automobile liability claims in the first nine months of 1995 compared with the first nine months of 1994.

     Policy acquisition costs increased 10.0% in the first nine months of 1995 compared with the first nine months of 1994. This increase resulted from increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first nine months of 1995 compared with the first nine months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quote share reinsurance agreement and increased bonus commission expense. Overhead expenses increased primarily as a result of an increase in legal expense.

     Net investment income decreased 20.1% in the first nine months of 1995 compared with the first nine months of 1994, primarily as a result of reduced yields on the Company's derivative securities.

      The net cash flow from operating activities for the nine months ended September 30, 1994 was positive as a result of favorable operating results.

  Investing Activities
      During the first nine months of 1995, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks which provided favorable yields. The net cash flow from investing activities was positive in the first nine months of 1995 as total investment sales and maturities exceeded total investment purchases.

     During the first nine months of 1995, unrealized investment gains increased stockholders' equity by approximately $8,242,000, of which approximately $5,762,000 of this amount was from debt securities, with the remainder from equity securities. These unrealized investment gains were a result of an overall improvement in investment market conditions during the first nine months of 1995.

Approximately $2,633,000 of the $5,762,000 unrealized investment gains on debt securities was related to six derivative issues owned by the company. On September 30, 1995, the value carried in the Company's balance sheet for these six issues was $19,298,000.

      The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have a corresponding impact on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement of the applicable LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities, net investment income for the final three months of 1995 is expected to be reduced by approximately $41,000 as compared to the corresponding period in 1994. This is subject to change, either positively or negatively, depending on future investment market conditions.

      The Company believes that the principal of these derivative securities is assured at maturity as they are issued by government agencies. However, if conditions are favorable for their disposition or if unforeseen circumstances occur, the Company may dispose of all or a portion of these securities prior to maturity.

      During the first nine months of 1994, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into bonds and common and preferred stocks. As a result, the net cash flow from investing activities was negative for the nine months ended September 30, 1994.

  Financing Activities
      There were no new financing commitments entered into the first nine months of 1995. The net cash flow from financing activities was negative for the first nine months of 1995 and the first nine months of 1994, as a result of cash dividends paid to stockholders.

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

RESULTS OF OPERATIONS

      Premiums earned increased 2.5% and 4.6%, respectively, for the three months and nine months ended September 30, 1995 compared with the same 1994 periods. The increase in premiums earned resulted primarily from the continued increase in the number of commerical lines policies written and the cancellation of the 25% quota share reinsurance agreement in the third quarter of 1994.

     Primarily as a result of the unrealized losses in market value of investments experienced in 1994, average invested assets at September 30, 1995 decreased approximately $2,232,000 compared with September 30, 1994. Additionally, net investment income decreased 16.5% and 20.1% respectively, for the three months and nine months ended September 30, 1995 compared with the same 1994 period, primarily as a result of reduced yields on the Company's derivative securities. The average investment yield reflected this decrease as it was 4.81% for the nine months ended September 30, 1995 compared with 5.86% for the nine months ended September 30, 1994. Management will continue to seek improvement in investment earnings without sacrificing investment portfolio quality.

      The  loss  and loss adjustment expense ratio was 72.4%  for  the three  months  ended September 30, 1995 compared with  64.7%  for  the three  months  ended  September 30, 1994 and was 75.3%  for  the  nine months  ended  September 30, 1995 compared with  66.8%  for  the  nine months ended September 30, 1994. This increase resulted primarily from claims attributable to the occurrence of numerous weather-related natural catastrophes in Texas during 1995, which were unprecedented in their severity. Claims from weather-related natural catastrophes resulted in approximately $1,028,000 in losses for the three months ended September 30, 1995, compared with approximately $309,000 for the three months ended September 30, 1994. For the nine months ended September 30, 1995, weather-related natural catastrophes resulted in losses of approximately $5,696,000, compared with $2,276,000 for the nine months ended September 30, 1994. The remainder of the increase in this ratio for the first nine months of 1995 resulted principally from an increased number of large commercial automobile liability claims which occurred during the second quarter of 1995.

      The policy acquisition cost ratio was 36.6% for the three months ended September 30, 1995 compared with 38.5% for the three months ended September 30, 1994. The decrease in this ratio was a result of decreases in amortization of deferred policy acquisition costs during the third quarter of 1995 compared with the third quarter of 1994. The policy acquisition cost ratio was 37.0% for the nine months ended September 30, 1995, compared with 35.2% for the nine months ended
September 30, 1994. The increase in this ratio was a result of increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses during the first nine months of 1995 compared with the first nine months of 1994. Expenses related to commissions increased as a result of the cancellation of the 25% quota share reinsurance agreement and increased bonus commission expense. Overhead expenses increased primarily as a result of an increase in legal expense.

       The occurrence of numerous severe weather-related natural catastrophes, the increase in policy acquisition costs, and the decrease in net investment income resulted in a net loss of approximately $3,746,000 for the nine months ended September 30, 1995 compared with net income of approximately $3,065,000 for the nine months ended September 30, 1994.

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





               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
                             (Registrant)









Date    NOVEMBER 13, 1995                  PHILLIP E. APGAR
        _________________       _______________________________________
                                           PHILLIP E. APGAR
                                   VICE PRESIDENT-TREASURER - CHIEF
                                         FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)