Form 10-K
period 1995-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1996-03-29
CIK 5227

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM . . . . . . . . TO . . . . . . . .

                         COMMISSION FILE NUMBER 0-8636

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                             510119643
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

             ONE AMERICAN INDEMNITY PLAZA
                   GALVESTON, TEXAS                                           77550
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (409) 766-4600

                      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                 -------------------                                   -------------------
                         NONE                                                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       Common Stock ($3.33 1/3 par value)
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No . . .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 14, 1996 was $12,582,570 based upon the closing price as of such date.

     As of March 14, 1996, there were outstanding 1,947,110 shares of Common Stock, $3.33 1/3 par value, of the Registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Annual Report to Stockholders for the fiscal year ended December 31, 1995 (portions of which are incorporated into Parts II and IV hereof).

     (2) The Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders proposed to be held April 29, 1996 (portions of which are incorporated into Part III hereof).


================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I

ITEM  1.       Business.................................................................     1
               General Development of Business..........................................     1
               Distribution of Business.................................................     1
               Financial Information....................................................     2
                 Net Premiums Written...................................................     2
                 Underwriting Results...................................................     2
                 Loss and Loss Adjustment Expense Reserves..............................     3
               Narrative Description of Business........................................     6
                 General................................................................     6
                 Reinsurance............................................................     6
                 Investments............................................................     7
                 Regulation and Other Restrictions......................................     7
ITEM  2.       Properties...............................................................     9
ITEM  3.       Legal Proceedings........................................................     9
ITEM  4.       Submission of Matters to a Vote of Security Holders......................     9

                                           PART II

ITEM  5.       Market for the Registrant's Common Equity and Related Stockholder
                 Matters................................................................     9
ITEM  6.       Selected Financial Data..................................................     9
ITEM  7.       Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..........................................................     9
ITEM  8.       Financial Statements and Supplementary Data..............................     9
ITEM  9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.............................................................     9

                                           PART III

ITEM 10.       Directors and Executive Officers of the Registrant.......................     9
ITEM 11.       Executive Compensation...................................................    10
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management...........    10
ITEM 13.       Certain Relationships and Related Transactions...........................    10

                                           PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    10
SIGNATURES..............................................................................    13
INDEPENDENT AUDITORS' REPORT............................................................    14
SCHEDULE I     Summary of Investments -- Other than Investments in Related Parties,
                 December 31, 1995......................................................   S-1
SCHEDULE II    Condensed Financial Information of Registrant............................   S-2
SCHEDULE VI    Supplemental Information -- Property Casualty Insurance..................   S-5

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     American Indemnity Financial Corporation (the "Company"), an insurance holding company, was organized in June 1973 under the laws of Delaware for the purpose of acquiring the outstanding shares of common stock of American Indemnity Company. The Company currently owns 99.9% of the common stock of American Indemnity Company, its principal operating subsidiary. American Indemnity Company, incorporated in 1913, is the oldest Texas stock company engaged in the general casualty insurance business in the state. The insurance written by American Indemnity Company and its two wholly owned subsidiaries, American Fire and Indemnity Company and Texas General Indemnity Company, includes automobile, homeowners multiple peril, workers' compensation, fire and allied lines, commercial multiple peril and general casualty lines.

     In this report, the term "American Indemnity" refers to American Indemnity Company and its subsidiaries, unless the context indicates otherwise.

     The principal business of the Company is carried on through American Indemnity; however, the Company does provide advice and services to American Indemnity and coordinates its activities in the areas of accounting, investments, public relations, business development, data processing and automation, asset and liability management, budgetary planning, compliance with governmental regulations and procedures, financing arrangements, and other such matters. American Indemnity and each of its subsidiaries operate under the day-to-day management of their own officers and directors.

DISTRIBUTION OF BUSINESS

     The Company writes the majority of its business in Texas. In general, American Indemnity has avoided writing business in those jurisdictions where regulators are most reluctant to grant rate adjustments. The following table shows the geographic distribution of gross premiums written.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995      1994      1993
                                                              -----     -----     -----
        Texas...............................................   73.4%     73.1%     73.0%
        Louisiana...........................................    6.9       6.9       7.1
        Florida.............................................    6.4       7.3       7.6
        Mississippi.........................................    3.8       3.7       3.8
        Alabama.............................................    2.7       2.3       2.3
        Tennessee...........................................    2.4       2.5       2.2
        Kentucky............................................    2.0       1.8       1.8
        All other (six states)..............................    2.4       2.4       2.2
                                                              -----     -----     -----
                  Total.....................................  100.0%    100.0%    100.0%

     The following table provides the distribution of the Company's business on the basis of net premiums written between personal lines (primarily insurance for private passenger automobiles and residential property) and commercial lines.

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                 1995      1994      1993
                                                                 ----      ----      ----
        Personal Lines.........................................   38%       42%       44%
        Commercial Lines.......................................   62        58        56
                                                                 ----      ----      ----
                  Total........................................  100%      100%      100%

FINANCIAL INFORMATION

NET PREMIUMS WRITTEN

     The following table summarizes, by major classes of policies written, the amounts and percentages of net premiums written by American Indemnity during the periods indicated.

                              NET PREMIUMS WRITTEN
                             (DOLLARS IN THOUSANDS)

                                                        YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                              1995                1994                1993
                                        ----------------    ----------------    ----------------
    Personal automobile...............  $19,764     29.1%   $20,426     30.9%   $20,786     31.4%
    Commercial multiple peril.........   16,097     23.7     14,511     21.9     13,727     20.8
    Commercial automobile.............   15,263     22.4     13,408     20.2     13,658     20.6
    Other liability...................    6,626      9.7      5,930      9.0      5,327      8.1
    Homeowners multiple peril.........    4,154      6.1      4,886      7.4      5,418      8.2
    Fire and allied lines.............    3,285      4.8      3,765      5.7      3,867      5.8
    Inland marine.....................    1,439      2.1      1,617      2.4      1,521      2.3
    Workers' compensation.............    1,008      1.5      1,241      1.9      1,507      2.3
    All other.........................      399      0.6        390      0.6        357      0.5
                                        -------    -----    -------    -----    -------    -----
              Net premiums written....  $68,035    100.0%   $66,174    100.0%   $66,168    100.0%
                                        =======    =====    =======    =====    =======    =====

     In April 1995, A. M. Best Company assigned the Company a rating of B (Adequate). The Company cannot predict whether this rating will eventually be changed. Although some mortgage lenders will not accept property insurance written by B rated insurers, the Company has not seen any reduction in the number of its property policies which can be attributed to this rating. In the event that any mortgage lenders take exception to any American Indemnity property policies, the Company has arranged for a cut-through endorsement (guaranty bond) from Munich American Reinsurance Company which will meet the standards of mortgage lenders.

UNDERWRITING RESULTS

     A common industry measurement of property-casualty insurance underwriting results is the "statutory combined ratio." This ratio is the sum of (1) the ratio of losses and loss adjustment expenses to premiums earned ("loss and loss adjustment expense ratio"); (2) the ratio of underwriting expenses to premiums written ("underwriting expense ratio"); and (3) the ratio of statutory retrospective premium adjustments on workers' compensation policies to premiums written ("retrospective premium adjustment ratio"). When the statutory combined ratio is under 100%, underwriting results are profitable. Federal income taxes, investment income, deferred policy acquisition costs and other non-underwriting income and expenses are not reflected in the statutory combined ratios.

     The following table sets forth the Company's statutory combined ratios for the periods indicated.

                           STATUTORY COMBINED RATIOS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              -------    -------    -------
    Premiums earned.........................................  $67,858    $65,346    $64,082
    Statutory losses incurred...............................   40,784     35,996     36,176
    Loss adjustment expenses incurred.......................    8,752      7,656      6,711
      Loss ratio............................................     60.1%      55.1%      56.5%
      Loss and loss adjustment expense ratio................     73.0       66.8       66.9
      Underwriting expense ratio............................     37.4       36.1       33.0
      Retrospective premium adjustment ratio................      3.0         .4        2.2
                                                              -------    -------    -------
         Statutory combined ratio...........................    113.4%     103.3%     102.1%
                                                              =======    =======    =======

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Reserves for Insured Events. American Indemnity maintains a provision for losses and loss adjustment expenses to cover the ultimate net cost of losses on reported and unreported claims. The estimation of unpaid losses and loss adjustment expenses is perhaps the most crucial and important aspect affecting underwriting results of the Company and the industry as a whole. The Company follows the practice of reserving for losses for reported and unreported claims and for related loss adjustment expenses, in each case based on the terms and limits of liability as specified in the Company's policies. There has not been a significant change in reserving assumptions or methodologies during the year, nor a material change in the geographic locations of business produced. The Company believes that its loss reserving methodologies appropriately address the effects of the change in the mix of business between personal lines and commercial lines as reflected by the table at the bottom of page one of this report.

     With respect to reported claims, the Company establishes reserves on a case-by-case basis, based on the best available evidence as to the cost of the claim. When the reserve for a particular case is set initially, it is based on current estimated costs, such as automobile or home repair costs for property damage claims and, in the case of liability claims, the Company's claims adjuster's and the handling attorney's best estimate of the settlement costs, as well as such attorney's judgment as to the climate of the courts with respect to the size of judgments. While there is no explicit provision made for inflation, these reserves are reviewed periodically on a case-by-case basis to determine if, for example, updated cost information on property claims or revised estimates based on new information received in the course of settling or litigating a claim require the reserve to be adjusted. In this manner, the reserve is updated implicitly to reflect additional costs resulting from inflation or from changing social conditions, such as changes in the size of judgments for liability claims.

     In addition to reserving for reported claims, the Company establishes reserves for incurred but unreported claims. These reserves are based on historical experience with respect to the probable number and nature of claims arising from losses not yet reported. In addition, if an event occurs with respect to which the Company believes that all losses have not been reported, the Company adjusts the reserve for losses incurred but not reported. This adjustment of the reserve for incurred but unreported claims is based on the average severity of claims reported with respect to such an event, historical experience with respect to the average claim severity of like occurrences, the judgment of the Company's claims adjusters and an estimate of the probable number of claims that will arise from such an event.

     Loss adjustment expense reserves are established based on the Company's historical experience with respect to loss adjustment expenses paid relative to losses paid, as well as an experience-based provision for those loss adjustment expenses not directly assignable to specific claims which are known as unallocated loss adjustment expenses. Unallocated loss adjustment expenses are the overhead costs associated with claim handling and administration, such as salaries of clerical personnel.

     For each year end since 1987, the Company obtained an independent actuarial review of its reserves for insured events. In addition to periodic review of loss reserves for insured events during the year, the Company also tests the adequacy of loss reserves on an annual basis. Loss reserves for reported claims at the end of each year are analyzed in relation to the average per claim cost experienced in the recent past. This average per claim cost, or "average claim severity" is then used as a projected average. This projected average is then used to test the adequacy of current reserves for reported losses by multiplying it by the number of outstanding claims to calculate a projected year-end loss reserve for insured events. This loss reserve is then compared with the Company's then existing loss reserve for insured events to determine its adequacy. Additionally, the current total amount of unreported losses is tested based on historical trends and relationships regarding unreported losses to determine the adequacy of current reserve levels for incurred but unreported claims. This reserve is then compared with the Company's then existing reserve for unreported losses to test its adequacy. The loss adjustment expense reserves are tested by taking the ratio of current year data on paid loss adjustment expenses to paid losses and including an experience-based provision for unallocated loss adjustment expenses.

     One factor influencing the predictability of loss reserves, as well as the underwriting results of the Company, is the amount of net property losses incurred resulting from weather-related catastrophes. Weather-related catastrophe losses are an ever present aspect of the property-casualty insurance business. The cost to the Company of such losses in 1995 was approximately $6,281,000, compared with $2,930,000 for 1994 and $3,802,000 for 1993.

     With respect to losses for insured events, the Company continues to limit the effects of large losses on underwriting results by maintaining what it believes to be adequate treaty, facultative and catastrophe reinsurance. See
Note 6 of "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Stockholders (the "Annual Report").

     The following table presents the changes in loss reserves for the three most recent years:

                  RECONCILIATION OF CONSOLIDATED LOSS RESERVES
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Beginning reserve.....................................  $40,293     $40,841     $43,407
                                                            -------     -------     -------
    Provision for:
      Insured events of the current year..................   47,159      42,015      41,572
      Insured events of prior years.......................    2,407       1,294         776
                                                            -------     -------     -------
      Incurred loss and loss adjustment expenses..........   49,566      43,309      42,348
                                                            -------     -------     -------
    Payments for losses and loss adjustment expenses:
      Attributable to insured events of the current
         year.............................................   27,910      23,567      23,730
      Attributable to insured events of prior years.......   22,758      20,290      21,184
                                                            -------     -------     -------
      Total payments......................................   50,668      43,857      44,914
                                                            -------     -------     -------
    Ending reserve........................................  $39,191     $40,293     $40,841
                                                            =======     =======     =======

     The following table presents the Company's loss reserve development for the ten years ended December 31, 1995:

           CONSOLIDATED LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------------
                                        1986      1987     1988     1989     1990     1991     1992     1993      1994     1995
                                       -------   ------   ------   ------   ------   ------   ------   -------   ------   ------
LIABILITY FOR UNPAID CLAIMS AND CLAIM
  ADJUSTMENT EXPENSE(1)..............   57,937   58,800   49,214   51,624   54,449   47,643   43,407    40,841   40,293   39,191

PAID (CUMULATIVE) AS OF:
  One year later.....................   36,870   34,099   25,848   26,186   25,009   25,514   21,184    20,375   22,759       --
  Two years later....................   54,213   47,735   38,054   36,055   39,030   35,756   29,795    31,375       --       --
  Three years later..................   62,025   55,859   43,278   44,317   45,892   40,170   36,068        --       --       --
  Four years later...................   67,539   58,981   48,484   48,515   48,736   42,981       --        --       --       --
  Five years later...................   69,216   62,849   51,069   50,044   50,500       --       --        --       --       --
  Six years later....................   72,007   64,819   52,212   51,324       --       --       --        --       --       --
  Seven years later..................   73,525   65,827   53,138       --       --       --       --        --       --       --
  Eight years later..................   74,358   66,585       --       --       --       --       --        --       --       --
  Nine years later...................   74,920       --       --       --       --       --       --        --       --       --

LIABILITY RE-ESTIMATED AS
  OF (1):
  One year later.....................   66,093   59,581   50,185   52,934   53,674   48,803   44,183    42,135   42,700       --
  Two years later....................   69,049   62,997   54,145   54,949   57,612   51,887   46,609    45,516       --       --
  Three years later..................   71,304   65,324   55,397   56,414   59,599   52,202   48,749        --       --       --
  Four years later...................   72,999   66,268   56,082   57,264   59,693   52,947       --        --       --       --
  Five years later...................   73,731   66,687   56,511   57,112   60,474       --       --        --       --       --
  Six years later....................   74,074   66,974   56,234   57,552       --       --       --        --       --       --
  Seven years later..................   74,301   66,697   56,571       --       --       --       --        --       --       --
  Eight years later..................   74,041   66,990       --       --       --       --       --        --       --       --
  Nine years later...................   74,310       --       --       --       --       --       --        --       --       --

REDUNDANCY (DEFICIENCY)..............  (16,373)  (8,190)  (7,357)  (5,928)  (6,025)  (5,304)  (5,342)   (4,675)  (2,407)      --

Gross liability -- end of year.......                                                                   53,425   50,917   51,165
Reinsurance recoverable..............                                                                   12,584   10,624   11,974
Net liability -- end of year.........                                                                   40,841   40,293   39,191
Gross re-estimated
  liability -- latest................                                                                   63,787   57,657
Re-estimated recoverable -- latest...                                                                   18,271   14,957
Net re-estimated
  liability -- latest................                                                                   45,516   42,700
Gross cumulative deficiency..........                                                                  (10,362)  (6,740)

---------------

(1) The re-estimated liability shown above has been reduced (increased) by retrospective premium adjustments which were subsequently collected from (paid to) workers' compensation policyholders as follows (dollars in thousands): 1986, $4,196; 1987, $4,149; 1988, $1,459; 1989, $(640); 1990,
     $(3,856); 1991, $(2,680); 1992, $(4,130); 1993, $(2,711); and 1994,
     $(2,213). Since these amounts are reported separately from incurred losses in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, they are reconciling items between this table and Schedule P of the statutory financial statements. Additionally, in accordance with generally accepted accounting principles, accruals have been made for the Company's estimated assessments from the Texas Workers' Compensation Insurance Facility, and the liability for unpaid claims and claim adjustment expenses has been increased by the following amounts (dollars in thousands): 1987, $2,766; 1988, $2,817; 1989, $4,060; 1990, $4,958; 1991, $2,415; 1992, $603; 1993,
     $0; 1994, $0; and 1995, $0, and the re-estimated liability shown above has been increased (decreased) by the following amounts (dollars in thousands):
     1987, $460; 1988, $752; 1989, $751; 1990, $445; 1991, $(335); 1992, $(614);
     1993, $(179); and 1994, $79. Such amounts are also reconciling items between this table and Schedule P of the statutory financial statements. Also, the liability for incurred but not reported claims on certain lines of business is allocated to prior accident years using different percentages in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, and the re-estimated liability for incurred but not reported claims has been reduced by the following amounts (dollars in thousands):
     1993, $(575); and 1994, $(1,694). These amounts are also reconciling items between this table and Schedule P of the statutory financial statements.

     In evaluating the above table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1989, but incurred in 1986, will be included in the cumulative deficiency amount for years 1986, 1987 and 1988. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

     Loss reserves amounted to approximately $39,191,000 at December 31, 1995. In view of the variability inherent in the calculation of loss reserves, should the ultimate net cost of American Indemnity's losses prove to be substantially greater than its loss reserves, its operations, earnings and surplus could be adversely affected. The Company believes, however, that its aggregate loss and loss adjustment expense reserves are reasonable and adequate to cover the ultimate net cost of losses and loss adjustment expenses on reported and unreported claims.

NARRATIVE DESCRIPTION OF BUSINESS

  General

     The Company, through American Indemnity, is a multiple-line property and casualty insurer. The lines of insurance written by American Indemnity include automobile, homeowners multiple peril, workers' compensation, fire and allied lines, commercial multiple peril and general casualty lines. American Indemnity does not write certain high-risk specialty lines, such as medical and other professional malpractice and directors' and officers' liability, although it is exposed to a certain extent to such risks through pooling arrangements required of insurance companies by various state regulatory authorities.

     The insurance written by American Indemnity is produced through approximately 540 agencies. All such agencies are permitted to, and usually do, represent other insurance companies. Workers' compensation insurance is principally written directly by American Indemnity's internal marketing department. In addition, American Indemnity maintains four service offices in two states to service its agencies and policyholders. In five other states, the Company has a marketing representative.

     American Indemnity competes with individual companies and with groups of affiliated companies, many of which have nationwide organizations, more diversified lines of insurance coverage, greater financial resources, larger sales forces and more widespread agency relationships. Competitors include both stock and mutual companies and other underwriting organizations.

     As of December 31, 1995, the Company and American Indemnity had 177 home office employees and 66 employees in the field.

  Reinsurance

     American Indemnity follows the customary practice of reinsuring with other insurance companies a portion of certain risks under the policies it has written. This practice is referred to as "ceding." Such reinsurance is maintained to protect American Indemnity against the severity of individual claims as well as against unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge American Indemnity from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to American Indemnity to the extent of the reinsured portion of risks. The statutes and regulations of various states permit the primary insurer, in its financial statements, to treat risks, to the extent properly reinsured, as though they were risks for which the primary insurer is not liable.

     American Indemnity has reinsurance contracts, known as reinsurance "treaties," under which certain types of policies are automatically reinsured without the need for individual approval by the reinsurer of each risk covered. Other reinsurance contracts provide for "facultative" reinsurance which is handled on an individual policy or risk basis and requires the specific agreement of the reinsurer as to each risk insured.

     Property insurance risks are reinsured under treaty arrangements whereby $700,000 of losses in excess of $100,000 are automatically reinsured. The Company has additional automatic property facultative reinsurance agreements for losses in excess of $800,000 up to a maximum of $2,100,000. Therefore, the liability of American Indemnity on property risks is effectively limited to a maximum of $100,000. In addition, American Indemnity currently carries excess catastrophe reinsurance which covers 95% of all losses with respect to windstorm, hurricane and hail suffered within any two separate 72 hour periods within a 12 month interval up to $36,000,000 in excess of $4,000,000. American Indemnity carries excess property and automobile catastrophe reinsurance which covers 90% of catastrophe losses up to $3,000,000 incurred in excess of $3,000,000, subject to a $250,000 per occurrence retention. Effective July 21, 1995, American Indemnity carries excess catastrophe reinsurance which covers 95% of all losses up to $2,000,000 in excess of $2,000,000. The Company has never had an individual catastrophe loss in excess of $6,300,000; however, there can be no assurance that a greater loss could not occur in the future.

     All claims on automobile liability and casualty insurance over $125,000 up to $2,000,000 are automatically reinsured under a treaty. At January 1, 1993, the automobile physical damage line of business was subject to a 50% quota share reinsurance agreement. This agreement was terminated effective August 31, 1993 and replaced with a 25% quota share reinsurance agreement effective September 1, 1993 for the automobile physical damage line of business. This agreement was terminated effective August 31, 1994 and was not replaced.

  Investments

     American Indemnity invests its capital surplus and reserve funds in securities and other investments authorized by applicable state laws and regulations and receives income from such investments in the form of interest, dividends and capital gains. The principal objective of the Company's investment portfolio is to provide capital for American Indemnity's insurance underwriting operations. The securities comprising American Indemnity's investment portfolio consist primarily of taxable government bonds, tax-exempt state and municipal bonds, corporate bonds, and preferred and common stocks.

     The invested assets of the Company at December 31, 1995 are set forth on
Schedule I hereto.

     The following table sets forth the investment results of the Company, exclusive of investments in subsidiaries, for each of the three years ended December 31, 1995 (dollars in thousands).

                                                                     ANNUAL PERCENTAGE
                          AVERAGE CASH                                   EARNED ON                 NET CAPITAL
                         AND INVESTMENTS               NET       -------------------------        GAINS (LOSSES)
                ---------------------------------   INVESTMENT   INVESTMENTS   INVESTMENTS   ------------------------
     YEAR        CASH    INVESTMENTS(1)    TOTAL    INCOME(2)     AND CASH        ONLY       REALIZED   UNREALIZED(3)
--------------  ------   --------------   -------   ----------   -----------   -----------   --------   -------------
1993..........  $3,650     $ 85,210       $88,860     $5,253         5.91%         6.16%      $1,275      $     907
1994..........   3,783       84,325        88,108      4,703         5.34          5.58          (31)       (12,245)
1995..........   4,860       83,125        87,985      4,010         4.56          4.82         (276)        12,737

---------------

(1) The average of amounts at beginning and end of year with securities valued at market value.

(2) Net investment income is after deduction of investment expenses and before net realized gains and losses.

(3) For 1993, unrealized gains include the effect of restatement of bonds from lower of the aggregate amortized cost or market value to market value of approximately $633,000. See discussion of derivative investments on pages 10 through 12 of the Annual Report.

  Regulation and Other Restrictions

     American Indemnity, in common with other insurance companies, is subject to regulation and supervision by the insurance regulatory authority of each state or other jurisdiction in which it is licensed to do business. These regulatory authorities have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms and rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Detailed annual reports must be filed with the appropriate regulatory authorities and the books and records of American Indemnity are subject to their examination.

     In 1971, the Texas Legislature enacted the Insurance Holding Company System Regulatory Act (the "Texas Act") which regulates insurance companies authorized to do business in the State of Texas which are members of an insurance holding company system. Under the Texas Act, no insurance company may pay dividends within any twelve-month period which exceed the greater of 10% of such insurer's statutory surplus as regards policyholders, as reported at the end of the preceding calendar year, or the statutory net investment income of such insurer for such year, without the consent of the Commissioner of Insurance of the State of Texas. Furthermore, only such earnings of American Indemnity determined on the statutory basis, exclusive of restricted surplus and special surplus funds, are available for distribution as cash dividends and are subject to declaration by American Indemnity's Board of Directors and to such restrictions imposed by law or regulation on the payment of dividends. For amounts available for payment of dividends by American Indemnity, see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report.

     The National Association of Insurance Commissioners (the "NAIC") has established various model laws, regulations and guidelines as part of its regulatory oversight of insurance companies. A state must adopt these laws in order to maintain its accreditation from the NAIC. The NAIC Model Insurance Company System Regulatory Act (the "NAIC Model Act") contains restrictions regarding payment of dividends which differ from restrictions under Texas law. Although the state of Texas has not yet adopted these restrictions, the Texas Department of Insurance has given notice it will vigorously scrutinize any dividends deemed extraordinary under this act and may take a variety of actions. The NAIC Model Act requires that no insurance company may pay any extraordinary dividend or make any other extraordinary distribution to its shareholders until thirty days after the commissioner of insurance has received notice of the declarations thereof and has not within that period disapproved the payment, or until the commissioner of insurance has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of 10% of its statutory surplus as regards to policyholders as of the end of the preceding calendar year or the net income, not including realized capital gains, for such year. An insurance company may carry forward net income from the previous two calendar years that has not already been paid out as dividends.

     Additionally, under the Texas Act, a Texas insurance company may not enter into transactions with any member of its holding company system involving sales, purchases, exchanges, loans or extensions of credit, or investment, involving either more than 5% of its admitted assets or 25% of its surplus, whichever is the lesser, as of the end of the prior calendar year, without the approval of the Commissioner of Insurance of the State of Texas. Certain other states in which American Indemnity is authorized to do business have enacted statutes similar to the Texas Act, but such statutes typically provide that they are inapplicable, in whole or in part, to insurance companies which are subject to similar regulations in their state of domicile.

     American Indemnity, in common with other insurance companies, maintains its accounts in accordance with statutory insurance practices, which differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations. Since these differences have been adjusted to present the Company's consolidated financial statements filed as a part of this report in conformity with generally accepted accounting principles (see Notes 1 and 7 of "Notes to Consolidated Financial Statements" in the Annual Report), such consolidated financial statements do not necessarily disclose American Indemnity's financial position for purposes of regulation and supervision by the supervising agencies of each state or jurisdiction in which American Indemnity is licensed to do business.

     In accordance with the insurance laws of Texas and the rules and practices of the NAIC, American Indemnity is examined periodically by examiners of the state of Texas and (on an "association" or "zone" basis) by representatives of the other states in which it is licensed to do business. The most recently completed examination was made by the state of Texas as of June 30, 1994.

ITEM 2. PROPERTIES.

     The home office facilities consist of two adjacent and connected buildings owned by American Indemnity with an aggregate of 152,000 square feet located in the business section of Galveston, Texas. The Company's home office facilities are 99.9% occupied by the Company and 0.1% leased to other parties.

     All other facilities of the Company consist of a total of four service offices in two states that are leased by American Indemnity for terms of one to five years.

     The Company believes that its leased and owned properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information set forth under the captions "Per Share Market and Dividend Information" and "Common Stock" on pages 2 and 8, respectively, of the Annual Report, is incorporated herein by reference. Reference is also made to "Regulation and Other Restrictions" under Item 1 of this Form.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption "Five Year Comparative Summary of Selected Financial Data" on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 15 through 28, inclusive, of the Annual Report, and under the caption "Selected Quarterly Financial Data" on page 9 of the Annual Report, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Election of Directors" and "Executive Officers" on pages 4 through 7, inclusive, and the information under the caption "Compliance with Section 16(a) of the Securities

Exchange Act of 1934" on page 13 of the Company's Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" on pages 7 through 13, inclusive, of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "Principal Stockholders", "Election of Directors" and "Executive Officers" on pages 1 through 6, inclusive, of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Other Transactions" on page 13 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

1. FINANCIAL STATEMENTS

     The financial statements listed below appear on pages 15 through 27 of the Annual Report. Such financial statements are incorporated herein by reference.

     Consolidated Balance Sheets, December 31, 1995 and 1994

     Consolidated Statements of Income for the Three Years Ended December 31,
1995

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995

     Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1995

     Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1995

2. FINANCIAL STATEMENT SCHEDULES

                                                                                    PAGE
                                                                                    ----
Schedule I   -- Summary of Investments -- Other Than Investments in Related
                Parties, December 31, 1995.........................................  S-1
Schedule II  -- Condensed Financial Information of Registrant:
                Balance Sheets, December 31, 1995 and 1994.........................  S-2
                Statements of Income for the Three Years Ended
                December 31, 1995..................................................  S-3
                Statements of Cash Flows for the Three Years Ended
                December 31, 1995..................................................  S-4
Schedule VI  -- Supplemental Information -- Property Casualty Insurance............  S-5

     All other schedules are omitted because they are not required or because the required information is included in the financial statements or related footnotes.

3. EXHIBITS

     The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

         3.1.        -- Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1989, is incorporated by reference herein).

         3.2.        -- By-Laws of the Company, as amended (Exhibit 3.2 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference herein).

         4.1.        -- See Exhibit Nos. 3.1 and 3.2 for provisions of the Certificate of
                        Incorporation, as amended, and the By-Laws, as amended, of the
                        Company defining the rights of the holders of the Common Stock.

       +10.1.        -- The Company's 1982 Incentive Stock Option Plan (Exhibit 10.1 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.2.        -- Form of 1982 Incentive Stock Option Plan Agreement (Exhibit 10.2 to
                        the Company's Annual Report on Form 10-K for the year ended December
                        31, 1990, is incorporated by reference herein).

       +10.3.        -- The Company's Key Executive Severance Plan (Exhibit 10.3 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.4.        -- Form of Key Executive Severance Agreement (Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.5.        -- The Company's 1992 Employee Stock Option Plan (Exhibit 4.4 to the
                        Company's Registration Statement on Form S-8 (No. 33-47359), is
                        incorporated by reference herein).

       +10.6.        -- Form of the Company's Non-Incentive Stock Option Agreement (Exhibit
                        4.5 to the Company's Registration Statement on Form S-8 (No.
                        33-47359), is incorporated by reference herein).

       +10.7.        -- Form of the Company's Incentive Stock Option Agreement (Exhibit 4.6
                        to the Company's Registration Statement on Form S-8 (No. 33-47359),
                        is incorporated by reference herein).

       +10.8.        -- The Company's 1992 Non-Employee Director Stock Option Plan (Exhibit
                        4.4 to the Company's Registration Statement on Form S-8 (No.
                        33-47546), is incorporated by reference herein).

       +10.9.        -- Form of the Company's Non-Employee Director Stock Option Agreement
                        (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No.
                        33-47546), is incorporated by reference herein).

       *11.1.        -- Computation of Fully Diluted Net Income (Loss) Per Common and Common
                        Equivalent Share.

       *13.1.        -- Pages 2 and 8 through 28, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

        21.1.        -- List of the Company's Subsidiaries (Exhibit 22.1 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference herein).

       *23.1.        -- Consent of Independent Auditors.

       *24.1.        -- Powers of Attorney.

      **28.1.        -- Consolidated Statutory Schedule "P".

---------------

 * Filed herewith.

** As permitted by Rule 311(c) of Regulation S-T, the Company has filed the Consolidated Statutory Schedule "P" (Exhibit 28.1) with the Commission in paper format under cover of Form SE.

 + Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) REPORTS ON FORM 8-K.

     No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN INDEMNITY FINANCIAL CORPORATION

                                  By        /s/  PHILLIP E. APGAR
                                     ------------------------------------------
                                                 Phillip E. Apgar
                                  Vice President, Treasurer and Chief Financial
                                                     Officer

Dated March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                 TITLE
-----------------------------------------    --------------------------------------------
      J. FELLMAN SEINSHEIMER, III*          President, Chief Executive Officer and
----------------------------------------      Director (Principal Executive Officer)
     (J. Fellman Seinsheimer, III)

           /s/  PHILLIP E. APGAR            Vice President, Treasurer and Chief
----------------------------------------      Financial Officer (Principal Financial
            (Phillip E. Apgar)                Officer and Principal Accounting Officer)

          WILLIAM C. LEVIN, M.D.*          Director
----------------------------------------
         (William C. Levin, M.D.)

           HARRIS L. KEMPNER, JR.*          Director
----------------------------------------
          (Harris L. Kempner, Jr.)

             MARVIN L. WEST*                Director
----------------------------------------
            (Marvin L. West)

              JACK T. CURRIE*               Director
----------------------------------------
             (Jack T. Currie)

              HENRY W. HOPE*                Director
----------------------------------------
             (Henry W. Hope)

           SYNOTT L. McNEEL*                Director
----------------------------------------
           (Synott L. McNeel)

        JAMES W. McFARLAND, Ph.D.*          Director
----------------------------------------
    (James W. McFarland, Ph.D.)

  *By     /s/  PHILLIP E. APGAR
----------------------------------------
   (Phillip E. Apgar, pursuant to Power
                of Attorney)

                          INDEPENDENT AUDITORS' REPORT

American Indemnity Financial Corporation:

     We have audited the consolidated financial statements of American Indemnity Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 and have issued our report thereon dated March 11, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of American Indemnity Financial Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplemental financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 1996

                                                                      SCHEDULE I

           AMERICAN INDEMNITY FINANCIAL CORPORATION AND SUBSIDIARIES

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES


=================================================================================================
                                                                    DECEMBER 31, 1995
                                                        -----------------------------------------
                                                                                        AMOUNT
                                                                                       AT WHICH
                                                                                       SHOWN IN
                                                                                          THE
                                                                         MARKET         BALANCE
                  TYPE OF INVESTMENT                      COST(A)         VALUE        SHEET(B)
-------------------------------------------------------------------------------------------------
Fixed maturities:
  Bonds
     United States government and government
       agencies and authorities.......................  $26,428,566    $26,946,536    $26,946,536
     Mortgage-backed securities issued by U.S.
       government agencies and authorities............   29,541,630     28,370,091     28,370,091
     Collateralized mortgage obligations..............    8,836,382      8,854,998      8,854,998
     States, municipalities and political
       subdivisions...................................    3,943,066      4,053,603      4,053,603
     All other........................................    4,249,638      4,352,950      4,352,950
                                                        -----------    -----------    -----------
          Total fixed maturities......................   72,999,282     72,578,178     72,578,178
                                                        -----------    -----------    -----------
Equity securities:
  Common stocks
     Public utilities.................................  $ 4,822,534    $ 5,847,481    $ 5,847,481
     Banks, trusts and insurance companies............    1,179,568      2,226,615      2,226,615
     Industrial, miscellaneous and all other..........    3,118,368      3,821,420      3,821,420
  Nonredeemable preferred stocks......................    2,258,959      2,289,472      2,289,472
                                                        -----------    -----------    -----------
          Total equity securities.....................   11,379,429     14,184,988     14,184,988
                                                        -----------    -----------    -----------
Mortgage loans on real estate.........................       24,604         24,604         24,604
Short-term investments................................       60,000         60,000         60,000
                                                        -----------    -----------    -----------
          Total investments...........................  $84,463,315    $86,847,770    $86,847,770
                                                        ===========    ===========    ===========

---------------

(a) Original cost of equity securities and, as to fixed maturities, original cost, reduced by repayments and adjusted for amortization of premium or accrual of discount.

(b) All investments are stated at market value.

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


===============================================================================================
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1995             1994
-----------------------------------------------------------------------------------------------
                                            ASSETS
CURRENT ASSETS:
  Bonds..........................................................  $   477,037     $    653,645
  Cash and cash equivalents......................................       41,746           98,368
  Accrued investment income......................................        6,895            8,935
  Receivable from affiliate......................................       26,586           15,862
                                                                   -----------     ------------
          Total current assets...................................      552,264          776,810
INVESTMENTS IN SUBSIDIARIES -- At equity, including unrealized appreciation or decline in market value of investments held by
  subsidiaries...................................................   39,977,615       32,661,556
                                                                   -----------     ------------
          TOTAL ASSETS...........................................  $40,529,879     $ 33,438,366
                                                                   ===========     ============
                                          LIABILITIES
Accounts Payable.................................................  $       764
                                                                   -----------
                                            EQUITY
STOCKHOLDERS' EQUITY:
  Common stock, $3.33 1/3 par value, authorized 2,500,000 shares;
     outstanding shares, 1,947,110 in 1995 and 1,946,710 in
     1994........................................................  $ 6,490,351     $  6,489,018
  Preferred stock, authorized 2,000,000 shares; none
     outstanding.................................................
  Paid-in surplus................................................   13,047,085       13,045,866
  Unrealized appreciation (decline) in market value of
     investments held by subsidiaries............................    2,384,457      (10,352,340)
  Retained earnings (substantially all of which represent equity
     in undistributed earnings of subsidiaries)..................   18,607,222       24,255,822
                                                                   -----------     ------------
          TOTAL..................................................  $40,529,115     $ 33,438,366
                                                                   -----------     ------------
TOTAL LIABILITIES AND EQUITY.....................................  $40,529,879     $ 33,438,366
                                                                   ===========     ============

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME


=================================================================================================
                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1995            1994           1993
-------------------------------------------------------------------------------------------------
INCOME:
  That portion of the equity in earnings of wholly
     owned subsidiaries which is equal to the amount
     of dividends received during the year............  $   347,801     $  563,677     $  287,835
  Investment income...................................       35,018         32,492         15,052
                                                        -----------     ----------     ----------
          Total.......................................      382,819        596,169        302,887
EXPENSES..............................................       66,560         57,727         36,470
                                                        -----------     ----------     ----------
INCOME BEFORE FEDERAL INCOME TAX AND EQUITY IN
  EARNINGS OF WHOLLY OWNED SUBSIDIARIES...............      316,259        538,442        266,417
PROVISION (CREDIT) FOR FEDERAL INCOME
  TAX -- CURRENT......................................      (10,724)        (8,580)        (7,282)
                                                        -----------     ----------     ----------
INCOME BEFORE EQUITY IN EARNINGS OF WHOLLY OWNED
  SUBSIDIARIES........................................      326,983        547,022        273,699
INCOME (LOSSES) OF WHOLLY OWNED SUBSIDIARIES, LESS
  AMOUNT REPORTED ABOVE...............................   (5,420,738)     7,702,083      5,448,918
                                                        -----------     ----------     ----------
NET INCOME (LOSS).....................................  $(5,093,755)    $8,249,105     $5,722,617
                                                        ===========     ==========     ==========
EARNINGS (LOSS) PER SHARE.............................       $(2.62)         $4.24          $2.95
                                                             ======          =====          =====

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS


<Caption
=================================================================================================
                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1995            1994            1993
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss).................................  $(5,093,755)    $ 8,249,105     $ 5,722,617
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Excess of equity in income of subsidiaries over
       dividends received therefrom.................    5,420,738      (7,702,083)     (5,448,918)
     Realized investment gains......................        2,807
     Increase in accrued investment income..........        2,040          (3,134)         (2,877)
     Increase in receivable from affiliate..........      (10,724)         (8,580)         (7,282)
     Increase in accounts payable...................          764
                                                      -----------     -----------     -----------
          Net cash flow from operating activities...      321,870         535,308         263,540
                                                      -----------     -----------     -----------
INVESTING ACTIVITIES:
  Sale of bonds.....................................      248,430
  Maturity of long-term certificates of deposit.....                                      740,000
  Purchase of bonds.................................      (74,629)       (149,704)       (503,941)
  Purchase of long-term certificates of deposit.....                                     (390,000)
                                                      -----------     -----------     -----------
          Net cash flow from investing activities...      173,801        (149,704)       (153,941)
                                                      -----------     -----------     -----------
FINANCING ACTIVITIES:
  Cash dividends paid to stockholders...............     (554,845)       (408,806)       (193,971)
  Proceeds received from exercise of stock
     options........................................        2,552             638         145,652
                                                      -----------     -----------     -----------
          Net cash flow from financing activities...     (552,293)       (408,168)        (48,319)
                                                      -----------     -----------     -----------
  Net Increase (Decrease) in Cash and Cash
     Equivalents....................................      (56,622)        (22,564)         61,280
  Cash and Cash Equivalents -- January 1............       98,368         120,932          59,652
                                                      -----------     -----------     -----------
  Cash and Cash Equivalents -- December 31..........  $    41,746     $    98,368     $   120,932
                                                      ===========     ===========     ===========

                                                                     SCHEDULE VI

            SUPPLEMENTAL INFORMATION -- PROPERTY CASUALTY INSURANCE
                             (DOLLARS IN THOUSANDS)


=============================================================================================================
                                                     LOSSES AND LOSS
                                                        ADJUSTMENT
                                                         EXPENSES
                                                         INCURRED       AMORTIZATION
                                                        RELATED TO      OF DEFERRED    PAID LOSSES
                               NET         NET       ----------------      POLICY       AND LOSS       NET
         YEAR ENDED          PREMIUMS   INVESTMENT   CURRENT   PRIOR    ACQUISITION    ADJUSTMENT    PREMIUMS
       DECEMBER 31,           EARNED      INCOME      YEAR     YEARS       COSTS        EXPENSES     WRITTEN
-------------------------------------------------------------------------------------------------------------
1995.......................  $67,858      $4,010     $47,159   $2,407     $ 17,643       $50,668     $68,035
1994.......................   65,346       4,703      42,015    1,294       16,217        43,857      66,174
1993.......................   64,082       5,253      41,572      776       14,629        44,914      66,168

                               INDEX TO EXHIBITS

         3.1.        -- Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1989, is incorporated by reference herein).

         3.2.        -- By-Laws of the Company, as amended (Exhibit 3.2 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference herein).

         4.1.        -- See Exhibit Nos. 3.1 and 3.2 for provisions of the Certificate of
                        Incorporation, as amended, and the By-Laws, as amended, of the
                        Company defining the rights of the holders of the Common Stock.

       +10.1.        -- The Company's 1982 Incentive Stock Option Plan (Exhibit 10.1 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.2.        -- Form of 1982 Incentive Stock Option Plan Agreement (Exhibit 10.2 to
                        the Company's Annual Report on Form 10-K for the year ended December
                        31, 1990, is incorporated by reference herein).

       +10.3.        -- The Company's Key Executive Severance Plan (Exhibit 10.3 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.4.        -- Form of Key Executive Severance Agreement (Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the year ended December 31,
                        1990, is incorporated by reference herein).

       +10.5.        -- The Company's 1992 Employee Stock Option Plan (Exhibit 4.4 to the
                        Company's Registration Statement on Form S-8 (No. 33-47359), is
                        incorporated by reference herein).

       +10.6.        -- Form of the Company's Non-Incentive Stock Option Agreement (Exhibit
                        4.5 to the Company's Registration Statement on Form S-8 (No.
                        33-47359), is incorporated by reference herein).

       +10.7.        -- Form of the Company's Incentive Stock Option Agreement (Exhibit 4.6
                        to the Company's Registration Statement on Form S-8 (No. 33-47359),
                        is incorporated by reference herein).

       +10.8.        -- The Company's 1992 Non-Employee Director Stock Option Plan (Exhibit
                        4.4 to the Company's Registration Statement on Form S-8 (No.
                        33-47546), is incorporated by reference herein).

       +10.9.        -- Form of the Company's Non-Employee Director Stock Option Agreement
                        (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No.
                        33-47546), is incorporated by reference herein).

       *11.1.        -- Computation of Fully Diluted Net Income (Loss) Per Common and Common
                        Equivalent Share.

       *13.1.        -- Pages 2 and 8 through 28, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

        21.1.        -- List of the Company's Subsidiaries (Exhibit 22.1 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference herein).

       *23.1.        -- Consent of Independent Auditors.

       *24.1.        -- Powers of Attorney.

       *27.          -- Financial Data Schedule

      **28.1.        -- Consolidated Statutory Schedule "P".

---------------

 * Filed herewith.

** As permitted by Rule 311(c) of Regulation S-T, the Company has filed the Consolidated Statutory Schedule "P" (Exhibit 28.1) with the Commission in paper format under cover of Form SE.

 + Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.