Form 10-Q
period 1996-03-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1996-05-13
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended March 31, 1996
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


                        ______________________


                     Commission File Number 0-8636


               AMERICAN INDEMNITY FINANCIAL CORPORATION
              __________________________________________
        (Exact name of registrant as specified in its charter)


                Delaware                       510119643
                ________                       _________
     (State or other jurisdiction of     (I. R. S. Employer
       incorporation or organization)     Identification No.)



One American Indemnity Plaza, Galveston, Texas         77550
______________________________________________      __________
    (Address of principal executive offices)        (Zip Code)


  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 1996, 1,948,110 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

                                                   PAGE 1 OF 11 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

             Consolidated Statements of Operations for the
              Three Months Ended March 31, 1996 and 1995
                               Unaudited



                                                1995            1996
                                             ___________    ____________
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $16,223,825    $16,668,061
  Net investment income (net of investment
    expenses of $99,517 in 1996 and $95,816
    in 1995)                                   1,119,619      1,017,045
  Realized investment gains (losses)             136,914        (43,632)
  Interest on premium notes receivable and
    other income                                 172,294        179,091
                                             ____________   ____________
            TOTAL                             17,652,652     17,820,565
EXPENSES:
  Losses and loss adjustment expenses         10,910,359     11,141,066
  Policy acquisition costs                     5,696,723      6,220,589
  Retrospective premium adjustments on
    workers' compensation policies               (20,229)       (28,625)
                                             ____________   ____________
            TOTAL                             16,586,853     17,333,030

INCOME BEFORE FEDERAL INCOME TAX               1,065,799        487,535

PROVISION FOR FEDERAL INCOME TAX:
  Current                                                         2,915
  Deferred
                                             ____________   ____________
            TOTAL                                                 2,915

NET INCOME                                   $ 1,065,799    $   484,620

AVERAGE SHARES OUTSTANDING                     1,947,110      1,946,710

EARNINGS PER SHARE:
  NET INCOME                                 $       .55    $       .25

DIVIDENDS DECLARED PER SHARE                 $      .075    $       .06




            See Notes to Consolidated Financial Information

                                                    PAGE 2 OF 11 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
                 March 31, 1996 and December 31, 1995
                               Unaudited

                                                 1996            1995
ASSETS                                       ____________    ____________
______
Investments:
 Fixed maturities - bonds:
   Available for sale                        $ 72,390,079    $ 72,578,178
 Preferred stocks                               2,085,611       2,289,472
 Common stocks                                 11,639,278      11,895,516
 Mortgage loans on real estate                     23,426          24,604
 Short-term investments                            60,000          60,000
                                             _____________   _____________
        Total Investments                      86,198,394      86,847,770
Cash and Cash Equivalents                       3,144,692       4,781,566
Accrued Investment Income                         798,664         711,185
Premiums in Course of Collection                6,527,772       4,293,569
Direct Premium Bills Receivable                 9,131,422       8,267,740
Reinsurance Balances Receivable                12,488,694      12,167,759
Prepaid Reinsurance Premiums                      695,801         716,632
Property and Equipment - Less accumulated
  depreciation of $4,725,995 in 1996 and
  $4,614,370 in 1995                            4,263,011       4,202,742
Deferred Policy Acquisition Costs               9,189,471       8,841,705
Deferred income taxes                           4,498,000       4,498,000
Other Assets                                    2,823,739       2,785,268
                                             _____________   _____________
        TOTAL                                $139,759,660    $138,113,936



LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses          $ 50,628,867    $ 51,165,424
Unearned Premiums                              35,712,235      34,489,378
Reinsurance Balances Held or Payable            3,238,649       2,844,698
Notes Payable to Bank                             574,004
Accounts Payable and Other Accrued Liabilities  9,171,505       9,085,322
                                             _____________   _____________
        Total Liabilities                      99,325,260      97,584,822

Stockholders' Equity:
 Preferred stock, authorized 2,000,000
   shares; none outstanding
 Common stock, $3.33 1/3 par value; authorized
   2,500,000 shares; outstanding shares
   1,947,110 in 1996 and 1995                   6,490,351       6,490,351
 Paid-in surplus                               13,047,085      13,047,085
 Unrealized appreciation in market value of
   investments                                  1,369,977       2,384,456
 Retained earnings                             19,526,987      18,607,222
                                             _____________   _____________
        Total Stockholders' Equity             40,434,400      40,529,114
                                             _____________   _____________
        TOTAL                                $139,759,660    $138,113,936



            See Notes to Consolidated Financial Information

                                                   PAGE 3 OF 11 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1996 and 1995
                               Unaudited

                                                  1996           1995
                                              _____________   _____________
OPERATING ACTIVITIES:
 Net income                                   $  1,065,799   $    484,620
 Adjustments to reconcile net income to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection           (2,234,203)    (1,991,389)
     Direct premium bills receivable              (863,682)      (980,304)
     Reinsurance balances receivable              (320,935)      (957,167)
     Prepaid reinsurance premiums                   20,831        416,620
     Deferred policy acquisition costs            (347,766)      (478,442)
     Other assets                                  (38,471)       (69,888)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment expenses   (536,557)       827,289
     Unearned premiums                           1,222,857      1,930,200
     Reinsurance balances held or payable          393,951       (825,802)
     Accounts payable and other accrued
       liabilities                                  86,183        577,092
   Realized investment (gains) losses             (136,914)        43,632
   Depreciation                                    111,625         88,172
   Other                                           (81,593)       (63,426)
                                              _____________  _____________
     Net cash flow from operating activities    (1,658,875)      (998,793)

INVESTING ACTIVITIES:
 Sale of bonds                                   3,921,664
 Maturity of bonds                               3,707,849      1,344,958
 Sale of preferred stocks                           53,125
 Redemption of preferred stocks                    102,930        144,200
 Sale of common stocks                             751,442        649,736
 Purchase of bonds                              (8,442,168)    (2,817,027)
 Purchase of common stocks                        (330,095)
 Purchase of property and equipment               (171,894)      (247,616)
 Other                                               1,178          1,068
                                              _____________  _____________
     Net cash flow from investing activities      (405,969)      (924,681)


FINANCING ACTIVITIES:

 Proceeds received from bank loan                  580,500
 Payments on bank loan                              (6,496)
 Cash dividends paid to stockholders              (146,034)      (116,803)
                                              _____________  _____________
     Net cash flow from financing activities       427,970       (116,803)

     Net Increase (Decrease) in Cash and      _____________  _____________
       Cash Equivalents                         (1,636,874)    (2,040,277)
     Cash and Cash Equivalents, January 1        4,781,566      4,937,544
                                              _____________  _____________
     Cash and Cash Equivalents, March 31      $  3,144,692    $ 2,897,267



                See Notes to Consolidated Financial Information

                                                  PAGE 4 OF 11 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION


(1)The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of March 31, 1996 and December 31, 1995 are as follows:

                                    March 31, 1996    December 31, 1995
                                   _______________   __________________
Deferred tax liabilities:
Deferred  policy acquisition costs  $ (3,124,420)      $ (3,006,180)
Differences between book and
  tax basis of property                 (308,336)          (300,935)
Unrealized investment gains             (465,792)          (810,715)
Other                                   (391,908)          (403,926)
                                    _____________      _____________
                                      (4,290,456)        (4,521,756)
Deferred tax assets:
Reserves not currently deductible      5,671,133          6,013,565
Operating loss carryforwards          11,736,290         11,824,122
                                    _____________      _____________
                                      17,407,423         17,837,687
                                    _____________      _____________
Net Asset                             13,116,967         13,315,931
Valuation allowance                   (8,618,967)        (8,817,931)
                                    _____________      _____________
Net deferred tax assets             $  4,498,000       $  4,498,000


   The provision for income tax for the three months ended March 31, 1996 was $-0-. The Company did not pay any federal income taxes during the first three months of 1996 or the first three months of 1995. The provision for federal income tax for the three months ended March 31, 1995 is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income.

   The Company has a net operating loss carryforward for tax purposes of $34,518,499, which expires if not previously utilized, in 1998- $2,905,668; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950;  2005-$1,246,728;
   2006-$118,137; 2007-$43,352; 2008-$13,450; 2009-$13,410; and 2010-
   $4,663,854.

                                                 PAGE 5 OF 11 PAGES

(3)The Company paid total interest expense of $8,136 for the three months ended March 31, 1996 and paid no interest for the three months ended March 31, 1995.

(4)In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company decided not to change its method of accounting for stock-based compensation; therefore, the adoption of this statement will not have any impact on the financial statements of the Company.


                                                PAGE 6 OF 11 PAGES

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

  Operating Activities
      The net cash flow from operating activities for the three months ended March 31, 1996 was negative primarily as a result of an 8.1% decrease in net premiums written compared with the three months ended March 31, 1995. The decrease in net written premiums is primarily attributable to a reduction in the number of policies written in the personal automobile and workers' compensation lines of business and increased rates charged to the Company on renewal of certain of its reinsurance contracts for the same comparison periods.

      The net cash flow from operating activities for the three months ended March 31, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims due to the settlement of several large commercial automobile claims and an increase in policy acquisition costs compared with the three months ended March 31, 1994. The increase in policy acquisition costs resulted from increases in amortization of deferred policy acquisition costs, expense related to commissions and overhead expense during the same comparison periods.

  Investing Activities
      During the first three months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was negative in the first three months of 1996 as total investment purchases exceeded total investment sales and maturities.

      During the first three months of 1996, unrealized investment losses decreased stockholders' equity by approximately $1,014,000, of which approximately $1,041,000 of this amount was from debt securities, with the remaining gains from equity securities. These unrealized investment losses were primarily the result of the negative effects of increased interest rates on the Company's debt securities during the first three months of 1996.

      Approximately $100,000 of the $1,041,000 unrealized investment losses on debt securities was related to six derivative issues purchased by the company in 1993. On March 31, 1996, the value carried in the Company's balance sheet for these six issues was approximately $18,981,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have corresponding impacts on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates.

                                               PAGE 7 OF 11 PAGES

Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained in 1995 with respect to certain of these securities, net investment income for the final three quarters of 1996 should be increased by approximately $450,000 as compared  to  the corresponding period in 1995.  This  is  subject  to change, either positively or negatively, depending on future investment market conditions.

      Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if conditions are favorable for their disposition, the Company may dispose of all or a portion of these securities prior to maturity. During the first three months of 1996, the Company was able to reduce its exposure in such securities by the sale of $750,000 par value of one issue of the derivative securities. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

     In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guarantee Yield Security). The Guaranteed Yield Security has a par value of
$11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. This guarantee is secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit is also in the amount of $500,000 and expires in one year, provided that, in the event of certain defaults in financial covenants, an additional letter of credit is provided in the amount of $250,000 for a second twelve month period. At March 31, 1996 the stated interest rate for the Guaranteed Yield Security was 1.129% and the guaranteed yield rate was 5.14%. Based on such guarantee yield rate, net investment income earned by this security during the final three quarters of 1996 should be increased by approximately $384,000 compared to the corresponding period in 1995. The amount may increase or decrease, however, depending on changes in the average yield rate of the three month treasury bill that determines the guaranteed yield on this security.

      As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at March 31, 1996 was determined based upon the market values of other securities whose yields are calculated in this manner and which mature in three years. As a result, the market value for this security as carried on the Company's balance sheet March 31, 1996 was approximately $10,904,000.

      During the first three months of 1995, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into investment grade bonds. As a result, the net cash flow from investing activities was negative for the three months ended March 31, 1995.

                                                 PAGE 8 OF 11 PAGES

  Financing Activities
      In January, 1996, the Company received $580,500 proceeds from a loan from United States National Bank. The Company is required to make seventy-two monthly payments at an interest rate of 8.75% until the maturity date of February 01, 2002. The Company may pay without penalty all or a portion of the principal earlier than it is due. These funds were obtained to finance the purchase of computer software designed to provide policy processing, claims administration, billing and collection, reinsurance and management reporting needed as part of the Company's ongoing effort to enhance its technology and reengineer its business process. As a result of this loan, the net cash flow from financing activities was positive for the first three months of 1996. The net cash flow from financing activities was negative for the first three months of 1995 as a result of cash dividend paid to stockholders.

CAPITAL RESOURCES
      The activities of insurance companies are regulated by state authorities and adequate levels of reserves and equity capital are required to be maintained to ensure that enough capital is retained in the business to provide sufficient funds to meet its obligations. Management believes that the Company has met all statutory and regulatory requirements and that sufficient funds have been retained to meet its obligations. The Company has no current commitments or plans for debt or equity financing other than the loan discussed in the financing activities section of this discussion.

RESULTS OF OPERATIONS
     Premiums earned decreased 2.7% and net premiums written decreased 8.1% for the three months ended March 31, 1996 compared with the three months ended March 31, 1995 primarily as a result of the reduction in the number of policies written in the personal automobile and workers' compensation lines of business and increased rates charged to the Company on renewal of certain of its reinsurance contracts.

      Primarily as a result of the unrealized gains in market value of investments experienced in 1995, average invested assets at March 31, 1996 increased approximately $4,782,000 compared with March 31, 1995. Additionally, net investment income increased 10.1% for the three months ended March 31, 1996 compared with the three months ended March 31, 1995, primarily as a result of increased yields on the Company's derivative securities. This increase in net investment income increased the Company's average investment yield to 5.18% for the three months ended March 31, 1996 compared with 4.98% for the three months ended March 31, 1995. As a result of the guarantee of the yield rate on the $11,000,000 par value derivative security discussed above and, based on the guaranteed yield rate at March 31, 1996, net investment income earned by this security should be increased by approximately $384,000 during the final three quarters of 1996 compared to the corresponding period in 1995. This is subject to change, either positively or negatively, depending on changes in the average three month treasury bill yield that determines the guaranteed yield rate.

      In an effort to maximize the overall return on the Company's investment portfolio, Management elected to take advantage of favorable market conditions in several issues of common and preferred stocks and fixed maturity bonds which were held in the investment portfolio. These sales resulted in realized investment gains for the three months ended March 31, 1996 of $136,914 compared with realized investment losses for the three months ended March 31, 1995 of $43,632.

                                                    PAGE 9 OF 11 PAGES

      The loss and loss adjustment expense ratio was 67.2% for the three months ended March 31, 1996 compared with 66.8% for the three months ended March 31, 1995. The underwriting results of the commercial multiple peril and fire and allied lines of business were not as favorable for the three months ended March 31, 1996 compared with the three months ended March 31, 1995. The adverse effect of this was offset somewhat by improved underwriting results in the automobile line of business for the same comparison periods.

      The policy acquisition cost ratio was 35.1% for the three months ended March 31, 1996 compared with 37.3% for the three months ended March 31, 1995. The decrease in this ratio was a result of decreases in amortization of deferred policy acquisition costs during the first three months of 1996 compared with the first three months of 1995.

      Primarily as a result of the decrease in policy acquisition costs, the increase in net investment income and the realized investment gains during the first three months of 1996, the net income of the Company increased compared with the first three months of 1995.

                                               PAGE 10 OF 11 PAGES

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





               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
                            (Registrant)






Date    MAY 13, 1996                      PHILLIP E. APGAR
        ____________       ___________________________________________
                                  VICE PRESIDENT-TREASURER - CHIEF
                                        FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                               PAGE 11 OF 11 PAGES