Form 10-Q
period 1996-06-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1996-08-13
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended June 30, 1996
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


                        ______________________


                     Commission File Number 0-8636


               AMERICAN INDEMNITY FINANCIAL CORPORATION
              __________________________________________
        (Exact name of registrant as specified in its charter)


                Delaware                       510119643
               _________                       _________
     (State or other jurisdiction of     (I. R. S. Employer
       incorporation or organization)     Identification No.)



One American Indemnity Plaza, Galveston, Texas         77550
______________________________________________      __________
    (Address of principal executive offices)        (Zip Code)


  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 8, 1996, 1,948,110 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.
                                                   PAGE 1 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
             Consolidated Statements of Operations for the
               Three Months Ended June 30, 1996 and 1995
                               Unaudited


                                                 1996           1995
                                             ____________   ____________
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $16,786,184    $17,246,656
  Net investment income (net of investment
    expenses of $94,543 in 1996 and $100,373
    in 1995)                                   1,112,231        979,257
  Realized investment gains (losses)              86,911        (37,254)
  Interest on premium bills receivable and
    other income                                 183,800        185,097
                                             ____________   ____________
            TOTAL                             18,169,126     18,373,756
EXPENSES:
  Losses and loss adjustment expenses         13,206,607     14,913,671
  Policy acquisition costs                     6,130,582      6,408,003
  Retrospective premium adjustments on
    workers' compensation policies                (1,079)       608,087
                                             ____________   ____________
            TOTAL                             19,336,110     21,929,761

LOSS BEFORE FEDERAL INCOME TAX                (1,166,984)    (3,556,005)

CREDIT FOR FEDERAL INCOME TAX:
  Current                                                        (2,915)
  Deferred
                                             ____________   ____________
            TOTAL                                                (2,915)

NET LOSS                                     $(1,166,984)   $(3,553,090)

AVERAGE SHARES OUTSTANDING                     1,947,860      1,946,710

EARNINGS PER SHARE:
  NET LOSS                                   $      (.60)   $     (1.83)

DIVIDENDS DECLARED PER SHARE                 $      .075    $      .075



            See Notes to Consolidated Financial Information

                                                    PAGE 2 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Operations for the
                Six Months Ended June 30, 1996 and 1995
                               Unaudited


                                                 1996           1995
                                             ____________   ____________
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $33,010,009    $33,914,717
  Net investment income (net of investment
    expenses of $194,060 in 1996 and $196,189
    in 1995                                    2,231,850      1,996,302
  Realized investment gains (losses)             223,825        (80,886)
  Interest on premium bills receivable and
    other income                                 356,094        364,188
                                             ____________   ____________
            TOTAL                             35,821,778     36,194,321
EXPENSES:
  Losses and loss adjustment expenses         24,116,966     26,054,737
  Policy acquisition costs                    11,827,305     12,628,592
  Retrospective premium adjustments on
    workers' compensation policies               (21,308)       579,462
                                             ____________   ____________
            TOTAL                             35,922,963     39,262,791

LOSS BEFORE FEDERAL INCOME TAX                  (101,185)    (3,068,470)

CREDIT FOR FEDERAL INCOME TAX:
  Current
  Deferred
                                             ____________   ____________
            TOTAL

NET LOSS                                     $  (101,185)   $(3,068,470)

AVERAGE SHARES OUTSTANDING                     1,947,539      1,946,710

EARNINGS PER SHARE:
  NET LOSS                                   $      (.05)   $     (1.58)

DIVIDENDS DECLARED PER SHARE                 $       .15    $      .135




            See Notes to Consolidated Financial Information

                                                     PAGE 3 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995
                               Unaudited

                                                 1996           1995
ASSETS                                       _____________  _____________
______
Investments:
 Fixed maturities - bonds:
   Available for sale                        $ 70,667,164   $ 72,578,178
 Preferred stocks                               1,588,912      2,289,472
 Common stocks                                 12,009,486     11,895,516
 Mortgage loans on real estate                     22,218         24,604
 Short-term investments                            50,000         60,000
                                             _____________  _____________
        Total Investments                      84,337,780     86,847,770
Cash and Cash Equivalents                       3,377,053      4,781,566
Accrued Investment Income                         813,102        711,185
Premiums in Course of Collection                6,988,677      4,293,569
Direct Premium Bills Receivable                10,019,637      8,267,740
Reinsurance Balances Receivable                12,967,215     12,167,759
Prepaid Reinsurance Premiums                      626,914        716,632
Property and Equipment - Less accumulated
  depreciation of $4,838,388 in 1996 and
  $4,614,370 in 1995                            4,174,007      4,202,742
Deferred Policy Acquisition Costs               9,551,972      8,841,705
Deferred income taxes                           4,498,000      4,498,000
Other Assets                                    3,050,144      2,785,268
                                             _____________  _____________
        TOTAL                                $140,404,501   $138,113,936



LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses          $ 51,454,196   $ 51,165,424
Unearned Premiums                              37,267,319     34,489,378
Reinsurance Balances Held or Payable            2,983,821      2,844,698
Notes Payable to Bank                             555,083
Accounts Payable and Other Accrued Liabilities  9,474,313      9,085,322
                                             _____________  _____________
        Total Liabilities                     101,734,732     97,584,822
Stockholders' Equity:
 Preferred stock, authorized 2,000,000
   shares; none outstanding
 Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares
    1,948,110 in 1996 and 1,947,110 in 1995     6,493,684      6,490,351
 Paid-in surplus                               13,050,132     13,047,085
 Unrealized appreciation in market value of
    investments                                   912,044      2,384,456
 Retained earnings                             18,213,909     18,607,222
                                             _____________  _____________
        Total Stockholders' Equity             38,669,769     40,529,114
                                             _____________  _____________
        TOTAL                                $140,404,501   $138,113,936

            See Notes to Consolidated Financial Information

                                                 PAGE 4 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1996 and 1995
                               Unaudited

                                                  1996          1995
                                             _____________  _____________
OPERATING ACTIVITIES:
 Net loss                                    $   (101,185)  $ (3,068,470)
 Adjustments to reconcile net loss to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection          (2,695,108)    (1,545,036)
     Direct premium bills receivable           (1,751,897)      (839,621)
     Reinsurance balances receivable             (799,456)    (2,632,720)
     Prepaid reinsurance premiums                  89,718        572,349
     Deferred policy acquisition costs           (710,267)      (429,736)
     Other assets                                (264,876)      (205,733)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment expenses   288,772      3,481,295
     Unearned premiums                          2,777,941      1,754,975
     Reinsurance balances held or payable         139,123       (862,186)
     Accounts payable and other accrued
       liabilities                                388,991        804,866
   Realized investment (gains) losses            (223,825)        80,886
   Depreciation                                   224,018        184,591
   Other                                          (71,843)        76,383
                                             _____________  _____________
     Net cash flow from operating activities   (2,628,157)    (2,709,894)

INVESTING ACTIVITIES:
 Sale of bonds                                  5,225,745        503,125
 Maturity of bonds                              4,852,820      2,851,646
 Sale of preferred stocks                         184,396         49,338
 Redemption of preferred stocks                   467,868        144,200
 Sale of common stocks                            975,354      3,927,130
 Maturity of long-term certificates of deposit     10,000
 Purchase of bonds                             (9,855,254)    (6,811,195)
 Purchase of common stocks                       (631,986)
 Purchase of property and equipment              (195,283)      (499,248)
 Other                                              2,386          2,160
                                             _____________  _____________
     Net cash flow from investing activities      167,156      1,036,046

FINANCING ACTIVITIES:

 Proceeds received from bank loan                 580,500
 Payments on bank loan                            (25,417)
 Cash dividends paid to stockholders             (292,128)      (262,806)
   Proceeds received from exercise of stock
     options                                        6,380
                                             _____________  _____________
     Net cash flow from financing activities      269,335       (262,806)

     Net Increase (Decrease) in Cash and     _____________  _____________
       Cash Equivalents                        (1,404,513)    (2,723,807)
     Cash and Cash Equivalents, January 1       4,781,566      4,937,544
                                             _____________  _____________
     Cash and Cash Equivalents, June 30      $  3,377,053   $  2,213,737


            See Notes to Consolidated Financial Information

                                                    PAGE 5 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION


(1)The consolidated financial statements include the accounts of American Indemnity Financial Corporation (the "Company"), American Indemnity Company and American Indemnity Company's wholly-owned subsidiaries, American Fire and Indemnity Company, Texas General Indemnity Company and American Computing Company. All material intercompany balances and transactions have been eliminated in consolidation. The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the
   Company's report on Form 10-K for the year ended December 31, 1995. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of June 30, 1996 and December 31, 1995 are as follows:

                                    June 30, 1996     December 31, 1995
                                   _______________   __________________
Deferred tax liabilities:
Deferred  policy acquisition costs  $ (3,247,670)       $ (3,006,180)
Differences between book and
  tax basis of property                 (316,226)           (300,935)
Unrealized investment gains             (310,095)           (810,715)
Other                                   (411,607)           (403,926)
                                    _____________       _____________
                                      (4,285,598)         (4,521,756)
Deferred tax assets:
Reserves not currently deductible      5,743,311           6,013,565
Operating loss carryforwards          12,289,732          11,824,122
                                    _____________       _____________
                                      18,033,043          17,837,687
Net Asset                             13,747,445          13,315,931
Valuation allowance                   (9,249,445)         (8,817,931)
                                    _____________       _____________
Net deferred tax assets             $  4,498,000        $  4,498,000


   The provision for income tax for the six months ended June 30, 1996 was $-0-. The Company paid $15,000 in federal income taxes during the first six months of 1996, whereas the Company did not pay any federal income taxes during the first six months of 1995. The provision for federal income tax for the six months ended June 30, 1995 is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income.
                                                PAGE 6 OF 12 PAGES

   The Company has a net operating loss carryforward for tax purposes of $36,146,271, which expires if not previously utilized, in 1998- $3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
   2002-$2,271,256;  2003-$621,205;  2004-$4,596,950; 2005-$1,246,728;
   2006-$118,137;   2007-$43,352;  2008-$13,450;  2009-$13,410;  2010-
   $4,663,854 and 2011-$1,369,442.

(3)The Company paid total interest expense of $16,370 for the six months ended June 30, 1996 and paid no interest for the six months ended June 30, 1995.

(4)In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company decided not to change its method of accounting for stock-based compensation; therefore, the adoption of this statement will not have any impact on the financial statements of the Company.
                                               PAGE 7 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _______________________________________________

LIQUIDITY
      The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

  Operating Activities
      The net cash flow from operating activities for the six months ended June 30, 1996 was negative primarily as a result of unfavorable underwriting results. Although the underwriting results for the first six months of 1996 improved compared with the first six months of 1995, cash flow from operating activities was insufficient to cover
the  payment  of  claims and underwriting expenses.   The  unfavorable
underwriting results during the first six months of 1996  were  caused
primarily  by  the  occurrence  of  several  weather-related   natural
catastrophes and unfavorable underwriting results for the automobile and commercial multiple peril lines of business, primarily as a result of an increase in the severity of new claim occurrences, for the three months ended June 30, 1996. For the first six months of 1996, weather-related natural catastrophes resulted in losses of approximately $2,514,000 compared with $4,669,000 for the six months ended June 30, 1995.

      The net cash flow from operating activities for the six months ended June 30, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims, an increase in policy acquisition costs and a decrease in net investment income. The negative effect on cash flow of these items was offset somewhat by an increase in net premiums written. The amount of funds required for claim payments increased primarily due to increased weather-related losses during the second quarter of 1995 and the settlements of several large commercial automobile claims in the first six months of 1995. The increase in policy acquisition costs resulted from increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses. Net investment income decreased primarily as a result of reduced yields on the Company's derivative securities.

  Investing Activities
      During the first six months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was positive in the first six months of 1996 as total investment sales and maturities exceeded total investment purchases.

     During the first six months of 1996, unrealized investment losses decreased stockholders' equity by approximately $1,472,000. These unrealized losses are comprised of unrealized losses of approximately $1,694,000 from debt securities and unrealized gains of approximately $222,000 from equity securities. These unrealized investment losses were primarily the result of the negative effects of increased interest rates on the market value of the Company's debt securities during the first six months of 1996.
                                                PAGE 8 OF 12 PAGES

      Approximately $430,000 of the $1,694,000 unrealized investment losses on debt securities was related to six derivative issues purchased by the company in 1993. On June 30, 1996, the value carried in the Company's balance sheet for these six issues was approximately $18,649,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have corresponding impacts on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained in 1995 with respect to certain of these securities, net investment income for the final two quarters of 1996 should be increased by approximately $281,000 as compared to the corresponding period in 1995. This is subject to change, either positively or negatively, depending on future investment market conditions.

      Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if conditions are favorable for their disposition, the Company may dispose of all or a portion of these securities prior to maturity. During the first six months of 1996, the Company was able to reduce its exposure in such securities by the sale of $750,000 par value of one issue of the derivative securities. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

     In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guarantee Yield Security). The Guaranteed Yield Security has a par value of
$11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. This guarantee is secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit is also in the amount of $500,000 and expires in one year, provided that, in the event of certain defaults in financial covenants, an additional letter of credit is provided in the amount of $250,000 for a second twelve month period. At June 30, 1996 the stated interest rate for the Guaranteed Yield Security was 1.129% and the guaranteed yield rate was 5.158%. Based on such guarantee yield rate, net investment income earned by this security during the final two quarters of 1996 should be increased by approximately $245,000 compared to the corresponding period in 1995. The amount may increase or decrease, however, depending on changes in the average yield rate of the three month treasury bill that determines the guaranteed yield on this security.

      As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at June 30, 1996 was determined based upon the market values of other securities whose yields are calculated in this manner and which mature in three years. As a result, the market value for this security as carried on the Company's balance sheet June 30, 1996 was approximately $10,918,000.
                                                  PAGE 9 OF 12 PAGES

      During the first six months of 1995, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into investment grade bonds. The net cash flow from investing activities was positive for the first six months of 1995 as total investment sales and maturities exceeded total investment purchases.

  Financing Activities
      In January, 1996, the Company received $580,500 proceeds from a loan from United States National Bank. The Company is required to make seventy-two monthly payments at an interest rate of 8.75% until the maturity date of February 01, 2002. The Company may pay without penalty all or a portion of the principal earlier than it is due. These funds were obtained to finance the purchase of computer software designed to provide policy processing, claims administration, billing and collection, reinsurance and management reporting needed as part of the Company's ongoing effort to enhance its technology and reengineer its business process. As a result of this loan, the net cash flow from financing activities was positive for the first six months of 1996. The net cash flow from financing activities was negative for the first six months of 1995 as a result of cash dividends paid to stockholders.

CAPITAL RESOURCES
      The activities of insurance companies are regulated by state authorities and adequate levels of reserves and equity capital are required to be maintained to ensure that enough capital is retained in the business to provide sufficient funds to meet its obligations. Management believes that the Company has met all statutory and regulatory requirements and that sufficient funds have been retained to meet its obligations. The Company has no current commitments or plans for debt or equity financing other than the loan discussed under "Liquidity-Financing Activities".

RESULTS OF OPERATIONS
      Premiums earned decreased 2.7% for three months and six months ended June 30, 1996 compared with the corresponding 1995 periods. Net premiums written increased 6.9% and decreased 1.0%, respectively, for the three months and six months ended June 30, 1996 compared with the same 1995 periods. The decrease in premiums earned resulted primarily from the reduction in the number of policies written in the personal automobile and workers' compensation lines of business and increased rates charged to the Company on renewal of certain of its reinsurance contracts.

      Primarily as a result of the unrealized gains in market value of investments experienced in 1995, average invested assets at June 30, 1996 increased approximately $2,228,000 compared with
June 30, 1995. Additionally, net investment income increased 13.6% and 11.8%, respectively, for the three months and six months ended June 30, 1996 compared with the same 1995 periods, primarily as a result of increased yields on the Company's derivative securities. This increase in net investment income increased the Company's average investment yield to 5.22% for the six months ended June 30, 1996 compared with 4.79% for the six months ended June 30, 1995. As a result of the guarantee of the yield rate on the $11,000,000 par value derivative security discussed above and, based on the guaranteed yield rate at June 30, 1996, net investment income earned by this security should be increased by approximately $245,000 during the final two quarters of 1996 compared to the corresponding period in 1995. This is subject to change, either positively or negatively, depending on changes in the average three month treasury bill yield that determines the guaranteed yield rate.
                                               PAGE 10 OF 12 PAGES

      In an effort to maximize the overall return on the Company's investment portfolio, Management elected to take advantage of favorable market conditions in several issues of common and preferred stocks and fixed maturity bonds which were held in the investment portfolio. These sales resulted in realized investment gains for the three months and six months ended June 30, 1996 compared with realized investment losses for the same 1995 comparison periods.

      The loss and loss adjustment expense ratio was 78.7% for the three months ended June 30, 1996 compared with 86.5% for the three months ended June 30, 1995 and was 73.1% for the six months ended June 30, 1996 compared with 76.8% for the six months ended June 1995. This decrease was primarily the result of a smaller number and decreased severity of weather-related natural catastrophes during the first six months of 1996 compared with the first six months of 1995. Claims from weather-related natural catastrophes resulted in approximately $1,651,000 in losses for the second quarter ended June 30, 1996, compared with approximately $3,922,000 for the second quarter ended June 30, 1995. For the six months ended June 30, 1996, weather-related natural catastrophes resulted in losses of approximately $2,514,000 compared with $4,669,000 for the six months ended June 30, 1995. Although weather-related catastrophes did not impact the underwriting results for the first six months of 1996 as severely as the first six months of 1995, these occurrences accounted for 9.8% of earned premium for the second quarter of 1996, having a significant adverse effect on the underwriting results for the three months ended June 30, 1996. Additionally, the underwriting results for the three months ended June 30, 1996 were adversely impacted by unfavorable underwriting results in the automobile and commercial multiple peril lines of business, primarily as a result of an increase in the severity of new claim occurrences, during the second quarter of 1996.

      The policy acquisition cost ratio was 36.5% for the three months ended June 30, 1996 compared with 37.2% for the three months ended June 30, 1995 and was 35.8% for the six months ended June 30, 1996, compared with 37.2% for the six months ended June 30, 1995. The decrease in this ratio was a result of an increase in deferral of policy acquisition costs during the first six months of 1996 compared with the first six months of 1995.

      The net loss of the Company was approximately $1,167,000 for the three months ended June 30, 1996 compared with $3,553,000 for the three months ended June 30, 1995 and was approximately $101,000 for the six months ended June 30, 1996 compared with $3,068,000 for the six months ended June 30, 1995. This improvement resulted primarily from the decrease in claims from weather-related natural catastrophes, the increase in net investment income, the decrease in policy acquisition costs, and the realized investment gains during the three months and six months ended June 30, 1996 compared with the same 1995 comparison periods.
                                                PAGE 11 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES



Item 4.	      Submission of Matters to a Vote of Security Holders

          At the annual meeting of the stockholders of the Company held April 29, 1996, the Company's stockholders elected three
          Class II directors to serve on the Board of Directors of the Company for the ensuing three years. The following table sets forth the number of votes cast for each nominee for director, the number of votes cast against or withheld from voting with respect to each nominee and the number of votes represented by shares which abstained from voting with respect to each nominee for director:

                                  Votes           Votes
  Nominee                       Cast For    Against/Withheld     Abstensions
  ________                    __________    _______________     ___________
  Jack T. Currie               1,531,148            -0-             -0-
  J. Fellman Seinsheimer, III  1,531,148            -0-             -0-
  Synott L. McNeel             1,531,148            -0-             -0-

          There were no broker non-votes.


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






               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
                             (Registrant)






Date    AUGUST 12, 1996                    PHILLIP E. APGAR
       ________________     ____________________________________________
                                 VICE PRESIDENT-TREASURER - CHIEF
                                       FINANCIAL OFFICER
                             (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                                  PAGE 12 OF 12 PAGES