Form 10-Q
period 1996-09-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1996-11-15
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549
                       ________________________

                              Form 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1996
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                        ______________________


                     Commission File Number 0-8636


               AMERICAN INDEMNITY FINANCIAL CORPORATION
              __________________________________________
        (Exact name of registrant as specified in its charter)


                Delaware                       510119643
               _________                      ___________
     (State or other jurisdiction of     (I. R. S. Employer
       incorporation or organization)     Identification No.)


     One American Indemnity Plaza, Galveston, Texas        77550
    _______________________________________________       _______
         (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X  No
          ___    ___

As of November 8, 1996, 1,948,110 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

                                                   PAGE 1 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
             Consolidated Statements of Operations for the
            Three Months Ended September 30, 1996 and 1995
                               Unaudited

                                                     1996           1995
                                                    ______         ______
PREMIUMS AND OTHER INCOME:
  Premiums earned                                $16,634,182    $17,243,770
  Net investment income (net of investment
    expenses of $100,733 in 1996 and $94,433
    in 1995)                                       1,179,821        968,835
  Realized investment gains                          425,092         88,098
  Interest on premium bills receivable and
    other income                                     192,258        185,342
                                                 ____________   ____________
            TOTAL                                 18,431,353     18,486,045
                                                 ____________   ____________
EXPENSES:
  Losses and loss adjustment expenses             11,409,360     12,490,046
  Policy acquisition costs                         6,336,561      6,310,921
  Retrospective premium adjustments on workers'
    compensation policies                            (11,499)       375,568
                                                 ____________   ____________
            TOTAL                                 17,734,422     19,176,535
                                                 ____________   ____________
INCOME (LOSS) BEFORE FEDERAL INCOME TAX              696,931       (690,490)

CREDIT FOR FEDERAL INCOME TAX:
  Current                                                           (13,088)
  Deferred
                                                 ____________   ____________
            TOTAL                                                   (13,088)
                                                 ____________   ____________
NET INCOME (LOSS)                                $   696,931    $  (677,402)

AVERAGE SHARES OUTSTANDING                         1,948,610      1,946,843

EARNINGS PER SHARE:
  NET INCOME (LOSS)                              $       .36    $      (.34)

DIVIDENDS DECLARED PER SHARE                     $      .075    $      .075


                    See Notes to Consolidated Financial Information

                                                    PAGE 2 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Operations for the
             Nine Months Ended September 30, 1996 and 1995
                               Unaudited
                                                     1996           1995
                                                    ______         ______
PREMIUMS AND OTHER INCOME:
  Premiums earned                                $49,644,191    $51,158,487
  Net investment income (net of investment
    expenses of $294,793 in 1996 and $290,622
    in 1995)                                       3,411,671      2,965,137
  Realized investment gains (losses)                 648,917          7,212
  Interest on premium bills receivable and
    other income                                     548,352        549,530
                                                 ____________   ____________
            TOTAL                                 54,253,131     54,680,366
EXPENSES:
  Losses and loss adjustment expenses             35,526,326     38,544,783
  Policy acquisition costs                        18,163,866     18,939,513
  Retrospective premium adjustments on
    workers' compensation policies                   (32,807)       955,030
                                                 ____________   ____________

            TOTAL                                  53,657,385     58,439,326
                                                 ____________   ____________

INCOME (LOSS) BEFORE FEDERAL INCOME TAX               595,746     (3,758,960)

PROVISION (CREDIT) FOR FEDERAL INCOME TAX:
  Current                                                            (13,088)
  Deferred
                                                 ____________   _____________
            TOTAL                                                    (13,088)

NET INCOME (LOSS)                                $    595,746   $ (3,745,872)

AVERAGE SHARES OUTSTANDING                          1,947,910      1,946,754

EARNINGS PER SHARE:
  NET INCOME (LOSS)                              $        .31   $      (1.92)

DIVIDENDS DECLARED PER SHARE                     $       .225   $        .21



            See Notes to Consolidated Financial Information

                                                      PAGE 3 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995
                               Unaudited

ASSETS                                               1996            1995
                                                   _______          _______
Investments:
 Fixed maturities - bonds:
   Available for sale                            $ 73,862,163    $ 72,578,178
 Preferred stocks                                   1,454,762       2,289,472
 Common stocks                                     10,432,919      11,895,516
 Mortgage loans on real estate                         20,980          24,604
 Short-term investments                                50,000          60,000
                                                 _____________   _____________
        Total Investments                          85,820,824      86,847,770
Cash and Cash Equivalents                           4,001,710       4,781,566
Accrued Investment Income                             824,723         711,185
Premiums in Course of Collection                    6,132,474       4,293,569
Direct Premium Bills Receivable                     9,586,258       8,267,740
Reinsurance Balances Receivable                    13,038,618      12,167,759
Prepaid Reinsurance Premiums                          646,408         716,632
Property and Equipment - Less accumulated deprecia-
  tion of $4,954,633 in 1996 and $4,614,370 in 1995 4,110,319       4,202,742
Deferred Policy Acquisition Costs                   9,555,199       8,841,705
Deferred Income Taxes                               4,498,000       4,498,000
Other Assets                                        3,285,412       2,785,268
                                                 _____________   _____________
        TOTAL                                    $141,499,945    $138,113,936

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses              $ 52,256,326    $ 51,165,424
Unearned Premiums                                  36,824,032      34,489,378
Reinsurance Balances Held or Payable                3,364,847       2,844,698
Notes Payable to Bank                                 535,745
Accounts Payable and Other Accrued Liabilities      9,561,443       9,085,322
                                                 _____________   _____________
        Total Liabilities                         102,542,393      97,584,822
                                                 _____________   _____________
Stockholders' Equity:
 Preferred stock, authorized 2,000,000 shares;
   none outstanding
 Common stock, $3.33 1/3 par value; authorized
   2,500,000 shares; outstanding shares 1,949,110
   in 1996 and 1,947,110 in 1995                    6,497,018       6,490,351
 Paid-in surplus                                   13,053,178      13,047,085
 Unrealized appreciation in market value of
   investments                                        642,703       2,384,456
 Retained earnings                                 18,764,653      18,607,222
                                                 _____________   _____________
        Total Stockholders' Equity                 38,957,552      40,529,114
                                                 _____________   _____________
        TOTAL                                    $141,499,945    $138,113,936



            See Notes to Consolidated Financial Information
                                                           PAGE 4 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1996 and 1995
                               Unaudited

OPERATING ACTIVITIES:                                 1996            1995
                                                     _______         _______

Net income (loss)                                 $   595,746    $ (3,745,872)
 Adjustments to reconcile net income (loss) to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection              (1,838,905)     (1,050,161)
     Direct premium bills receivable               (1,318,518)     (1,125,126)
     Reinsurance balances receivable                 (870,859)     (1,112,636)
     Prepaid reinsurance premiums                      70,224         570,856
     Deferred policy acquisition costs               (713,494)       (383,505)
     Other assets                                    (500,144)       (206,063)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment expenses     1,090,902       1,613,324
     Unearned premiums                              2,334,654       1,839,955
     Reinsurance balances held or payable             520,149        (661,759)
     Accounts payable and other accrued
       liabilities                                    476,121       1,321,628
   Realized investment gains                         (648,917)         (7,212)
   Depreciation                                       340,263         285,705
   Other                                              (10,752)        (23,894)
                                                 _____________   _____________
     Net cash flow from operating activities         (473,530)     (2,684,760)
                                                 _____________   _____________
INVESTING ACTIVITIES:
 Sale of bonds                                      6,939,258       5,166,266
 Maturity of bonds                                  7,119,196       3,263,596
 Sale of preferred stocks                             184,396          49,338
 Redemption of preferred stocks                       605,368         170,018
 Sale of common stocks                              2,881,265       5,431,904
 Maturity of long-term certificates of deposit         10,000
 Purchase of bonds                                (16,856,177)    (11,308,905)
 Purchase of common stocks                         (1,000,606)       (248,500)
 Purchase of property and equipment                  (302,840)       (605,622)
 Other                                                  3,624           3,281
                                                 _____________   _____________
     Net cash flow from investing activities         (416,516)      1,921,376
                                                 _____________   _____________
FINANCING ACTIVITIES:

 Proceeds received from bank loan                     580,500
 Payments on bank loan                                (44,755)
 Cash dividends paid to stockholders                 (438,315)       (408,811)
   Proceeds received from exercise of stock
     options                                           12,760           2,552
                                                 _____________   _____________
     Net cash flow from financing activities          110,190        (406,259)
                                                 _____________   _____________
     Net Decrease in Cash and Cash Equivalents       (779,856)     (1,169,643)
     Cash and Cash Equivalents, January 1           4,781,566       4,937,544
                                                 _____________   _____________
     Cash and Cash Equivalents, September 30     $  4,001,710    $  3,767,901


            See Notes to Consolidated Financial Information
                                                         PAGE 5 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                             (UNAUDITED)
______________________________________________________________________

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

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of September 30, 1996 and December 31, 1995 are as follows:

                               September 30, 1996   December 31, 1995
                              ____________________ ___________________
Deferred tax liabilities:
Deferred  policy acquisition costs $ (3,248,768)       $ (3,006,180)
Differences between book and tax       (325,741)           (300,935)
  basis of property
Unrealized investment gains            (218,519)           (810,715)
Other                                  (412,533)           (403,926)
                                   _____________       _____________
                                     (4,205,561)         (4,521,756)

Deferred tax assets:
Reserves not currently deductible     5,646,920           6,013,565
Operating loss carryforwards         12,212,277          11,824,122
                                   _____________       _____________
                                     17,859,197          17,837,687

Net Asset                            13,653,636          13,315,931
Valuation allowance                  (9,155,636)         (8,817,931)
                                   _____________       _____________
Net deferred tax assets            $  4,498,000        $  4,498,000


   The  provision  for income tax for the nine months ended  September
   30, 1996 was $-0-. The Company paid $15,000 in federal income taxes during the first nine months of 1996, whereas the Company did not pay any federal income taxes during the first nine months of 1995. The provision for federal income tax for the nine months ended September 30, 1995 is related to taxes arising under the alternative minimum tax system which is based on reported income, adjusted for differences arising in revenue or expense items, per applicable tax laws and regulations, between reported income and taxable income.
                                                   PAGE 6 OF 12 PAGES

   The Company has a net operating loss carryforward for tax purposes of $35,918,462, which expires if not previously utilized, in 1998- $3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950;  2005-$1,246,728;
   2006-$118,137;  2007-$43,352;  2008-$13,450;  2009-$13,410;   2010-
   $4,663,854 and 2011-$1,141,633.

(3)The Company paid total interest expense of $28,372 for the nine months ended September 30, 1996 and paid no interest for the nine months ended September 30, 1995.

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

                                                  PAGE 7 OF 12 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ______________________________________________

LIQUIDITY
      The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

  Operating Activities
      The net cash flow from operating activities for the nine months ended September 30, 1996 was negative primarily as a result of unfavorable underwriting results. Although the underwriting results for the first nine months of 1996 improved compared with the first
nine  months  of  1995,  cash  flow  from  operating  activities   was
insufficient to cover the payment of claims and underwriting expenses. Weather-related natural catastrophes occurring during the nine months ended September 30, 1996 improved significantly over the same period
in  1995.   Nevertheless, the unfavorable underwriting results  during the first nine months of 1996 were caused primarily by several weather-related catastrophes during the second quarter of 1996. For the first nine months of 1996, weather-related natural catastrophes resulted in losses of approximately $3,039,000 compared with $5,696,000 for the nine months ended September 30, 1995.

      The net cash flow from operating activities for the nine months ended September 30, 1995 was negative primarily as a result of an increase in the amount of funds required for the payment of claims, an increase in policy acquisition costs and a decrease in net investment income. The negative effect on cash flow of these items was offset somewhat by an increase in net premiums written. The amount of funds required for claim payments increased primarily due to increased weather-related losses and the settlement of several large commercial automobile liability claims during the first nine months of 1995. The increase in policy acquisition costs resulted from increases in amortization of deferred policy acquisition costs, expenses related to commissions and overhead expenses. Net investment income decreased primarily as a result of reduced yields on the Company's derivative securities discussed below.

  Investing Activities
      During the first nine months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was negative in the first nine months of 1996 as total investment purchases exceeded total investment sales and maturities.

      During the first nine months of 1996, unrealized investment losses decreased stockholders' equity by approximately $1,742,000.
These unrealized losses are comprised of unrealized losses of approximately $1,529,000 from debt securities and unrealized losses of approximately $213,000 from equity securities. These unrealized investment losses were primarily the result of the negative effects of increased interest rates on the market value of the Company's debt securities during the first nine months of 1996.

      Approximately $361,000 of the $1,529,000 unrealized investment losses on debt securities was related to nine derivative issues purchased by the Company in 1993. On September 30, 1996, the value carried in the Company's balance sheet for these six issues was approximately $18,718,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such

                                                   PAGE 8 OF 12 PAGES
fluctuations will result in changes to the Company's unrealized investment gains or losses and will have corresponding impacts on the Company's stockholders' equity. The derivative securities mentioned above are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained in 1995 with respect to certain of these securities, net investment income for the final quarter of 1996 should be increased by approximately $96,000 as compared to the corresponding period in 1995. This is subject to change, either positively or negatively, depending on future investment market conditions.

      Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if conditions are favorable for their disposition, the Company may dispose of all or a portion of these securities prior to maturity. During the first nine months of 1996, the Company was able to reduce its exposure in such securities by the sale of $750,000 par value of one issue of the derivative securities. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

     In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guarantee Yield Security). The Guaranteed Yield Security has a par value of
$11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. This guarantee is secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit is also in the amount of $500,000 and expires in one year, provided that, in the event of certain defaults in financial covenants, an additional letter of credit is provided in the amount of $250,000 for a second twelve month period. At September 30, 1996 the stated interest rate for the Guaranteed Yield Security was 0.039% and the guaranteed yield rate was 5.03%. Based on such guarantee yield rate, net investment income earned by this security during the final quarter of 1996 should be increased by approximately $105,000 compared to the corresponding period in 1995. The amount may increase or decrease, however, depending on changes in the average yield rate of the three month treasury bill that determines the guaranteed yield on this security.

      As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at September 30, 1996 was determined based upon the market values of other securities with similar yield resets and similar maturity dates. As a result, the market value for this security as carried on the Company's balance sheet September 30, 1996 was approximately $10,959,000.

                                                   PAGE 9 OF 12 PAGES

      During the first nine months of 1995, management invested funds which were generated from the disposition of investments, together with a portion of available cash balances, into investment grade bonds and common stocks. The net cash flow from investing activities was positive for the first nine months of 1995 as total investment sales and maturities exceeded total investment purchases.

  Financing Activities
      In January, 1996, the Company received $580,500 proceeds from a loan from United States National Bank. The Company is required to make seventy-two monthly payments at an interest rate of 8.75% until the maturity date of February 1, 2002. The Company may pre-pay without penalty all or a portion of the principal. These funds were obtained to finance the purchase of computer software designed to provide policy processing, claims administration, billing and collection and reinsurance and management reporting needed as part of the Company's ongoing effort to enhance its technology and reengineer its business process. As a result of this loan, the net cash flow from financing activities was positive for the first nine months of 1996. The net cash flow from financing activities was negative for the first nine months of 1995 as a result of cash dividends paid to stockholders.

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

RESULTS OF OPERATIONS
      Premiums earned decreased 3.5% and 3.0%, respectively, for three months and nine months ended September 30, 1996 compared with the corresponding 1995 periods. Net premiums written decreased 6.7% and 2.8%, respectively, for the three months and nine months ended September 30, 1996 compared with the same 1995 periods. The decrease in premiums is primarily attributable to decreases in new business for the commercial lines of business and the personal automobile line of business and increased rates charged to the Company on renewal of certain of its reinsurance contracts. The decreases in new business are primarily the result of strong competition in a soft market and the Company's conservative pricing and strict underwriting standards.

      Primarily as a result of the unrealized gains in market value of investments experienced in 1995, average invested assets at September 30, 1996 increased approximately $4,087,000 compared with
September 30, 1995. Additionally, net investment income increased 21.8% and 15.1%, respectively, for the three months and nine months ended September 30, 1996 compared with the same 1995 periods, primarily as a result of increased yields on the Company's derivative securities. This increase in net investment income increased the Company's average investment yield to 5.27% for the nine months ended September 30, 1996 compared with 4.81% for the nine months ended
September  30, 1995.  Based on the guaranteed yield rate at  September
30, 1996 on the $11,000,000 par value derivative security discussed above, net investment income earned by this security should be increased by approximately $105,000 during the final quarter of 1996 compared to the corresponding period in 1995. This is subject to change, either positively or negatively, depending on changes in the average three month treasury bill yield that determines the guaranteed yield rate.

                                                   PAGE 10 OF 12 PAGES

      In an effort to maximize the overall return on the Company's investment portfolio, management elected to take advantage of favorable market conditions and sold several issues of common and preferred stocks and fixed maturity bonds which were held in the investment portfolio. As a result, realized investment gains increased for the three months and nine months ended September 30, 1996 compared with the same 1995 comparison periods.

      The  loss  and loss adjustment expense ratio was 68.6%  for  the three  months  ended September 30, 1996 compared with  72.4%  for  the three  months  ended  September 30, 1995 and was 71.6%  for  the  nine months ended September 30, 1996 compared with 75.3% for the nine months ended September 1995. This decrease was primarily the result of a smaller number and decreased severity of weather-related natural catastrophes during the first nine months of 1996 compared with the first nine months of 1995. Claims from weather-related natural catastrophes resulted in approximately $525,000 in losses for the third quarter ended September 30, 1996, compared with approximately $1,028,000 for the third quarter ended September 30, 1995. For the nine months ended September 30, 1996, weather-related natural catastrophes resulted in losses of approximately $3,039,000 compared with $5,696,000 for the nine months ended September 30, 1995.

      The policy acquisition cost ratio was 38.1% for the three months ended September 30, 1996 compared with 36.6% for the three months ended September 30, 1995. The increase in this ratio was primarily the result of policy acquisition costs remaining essentially unchanged with a decrease of 3.5% in premiums earned during the third quarter of 1996 compared with the third quarter of 1995. The policy acquisition cost ratio was 36.6% for the nine months ended September 30, 1996, compared with 37.0% for the nine months ended September 30, 1995. The decrease in this ratio was a result of an increase in deferral of policy acquisition costs during the first nine months of 1996 compared with the first nine months of 1995.

      The net income of the Company was approximately $697,000 for the three months ended September 30, 1996 compared with net loss of
$677,000 for the three months ended September 30, 1995. The net income of the Company was approximately $596,000 for the nine months ended September 30, 1996 compared with net loss of $3,746,000 for the nine months ended September 30, 1995. This improvement resulted primarily from the decrease in claims from weather-related natural catastrophes, the increase in net investment income, and the realized investment gains during the three months and nine months ended September 30, 1996 compared with the same 1995 comparison periods.

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




                                 AMERICAN INDEMNITY FINANCIAL CORPORATION
                                 ________________________________________
                                                (Registrant)





Date    NOVEMBER 12, 1996                     PHILLIP E. APGAR
     _______________________     __________________________________________
                                              PHILLIP E. APGAR
                                      VICE PRESIDENT-TREASURER - CHIEF
                                             FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                                       PAGE 12 OF 12 PAGES