Form 10-K
period 1996-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1997-03-28
CIK 5227

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ......... TO .........

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock ($3.33 1/3 par value)
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 14, 1997 was $16,980,522 based upon the closing price as of such date.

     As of March 14, 1997, there were outstanding 1,962,410 shares of Common Stock, $3.33 1/3 par value, of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Annual Report to Stockholders for the fiscal year ended December 31, 1996 (portions of which are incorporated into Parts II and IV hereof).

     (2) The Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders proposed to be held April 28, 1997 (portions of which are incorporated into Part III hereof).
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

ITEM 1.      Business....................................................    1
             General Development of Business.............................    1
             Distribution of Business....................................    1
             Financial Information.......................................    2
             Net Premiums Written........................................    2
             Underwriting Results........................................    2
             Loss and Loss Adjustment Expense Reserves...................    3
             Narrative Description of Business...........................    6
             General.....................................................    6
             Reinsurance.................................................    6
             Investments.................................................    7
             Regulation and Other Restrictions...........................    7
ITEM 2.      Properties..................................................    8
ITEM 3.      Legal Proceedings...........................................    9
ITEM 4.      Submission of Matters to a Vote of Security Holders.........    9

                                    PART II

ITEM 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    9
ITEM 6.      Selected Financial Data.....................................    9
ITEM 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    9
ITEM 8.      Financial Statements and Supplementary Data.................    9
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    9

                                   PART III

ITEM 10.     Directors and Executive Officers of the Registrant..........    9
ITEM 11.     Executive Compensation......................................   10
ITEM 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   10
ITEM 13.     Certain Relationships and Related Transactions..............   10

                                    PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   10
SIGNATURES...............................................................   13
INDEPENDENT AUDITORS' REPORT.............................................   14
SCHEDULE I   Summary of Investments -- Other than Investments in Related
               Parties, December 31, 1996................................  S-1
SCHEDULE II  Condensed Financial Information of Registrant...............  S-2
SCHEDULE VI  Supplemental Information -- Property Casualty Insurance.....  S-5

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

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
Texas.......................................................    71.9%     73.4%     73.1%
Louisiana...................................................     7.3       6.9       6.9
Florida.....................................................     6.6       6.4       7.3
Mississippi.................................................     3.8       3.8       3.7
Alabama.....................................................     3.5       2.7       2.3
Tennessee...................................................     2.5       2.4       2.5
Kentucky....................................................     2.1       2.0       1.8
All other (six states)......................................     2.3       2.4       2.4
                                                               -----     -----     -----
          Total.............................................   100.0%    100.0%    100.0%
                                                               =====     =====     =====

     The following table provides the distribution of the Company's business on the basis of net premiums written between personal lines (primarily insurance for private passenger automobiles and residential property) and commercial lines.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1996      1995      1994
                                                              ----      ----      ----
Personal Lines..............................................   37%       38%       42%
Commercial Lines............................................   63        62        58
                                                              ---       ---       ---
          Total.............................................  100%      100%      100%
                                                              ===       ===       ===

FINANCIAL INFORMATION

NET PREMIUMS WRITTEN

     The following table summarizes, by major classes of policies written, the amounts and percentages of net premiums written by American Indemnity during the periods indicated.

                              NET PREMIUMS WRITTEN
                             (DOLLARS IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                                  1996               1995               1994
                                             ---------------    ---------------    ---------------
Personal automobile........................  $17,844    25.9%   $19,764    29.4%   $20,426    30.9%
Commercial automobile......................   16,272    23.6     14,543    21.6     13,408    20.2
Commercial multiple peril..................   15,973    23.2     16,097    23.9     14,511    21.9
Other liability............................    7,646    11.1      6,626     9.8      5,930     9.0
Homeowners multiple peril..................    5,506     8.0      4,154     6.2      4,886     7.4
Fire and allied lines......................    3,506     5.1      3,285     4.9      3,765     5.7
Inland marine..............................    1,366     2.0      1,439     2.1      1,617     2.4
Workers' compensation......................      409     0.6      1,008     1.5      1,241     1.9
All other..................................      341     0.5        399     0.6        390     0.6
                                             -------   -----    -------   -----    -------   -----
          Net premiums written.............  $68,863   100.0%   $67,315   100.0%   $66,174   100.0%
                                             =======   =====    =======   =====    =======   =====

     In April 1996, A. M. Best Company assigned the Company a rating of B (Adequate). The Company cannot predict whether this rating will eventually be changed. Although some mortgage lenders will not accept property insurance written by B rated insurers, the Company has not seen any reduction in the number of its property policies which can be attributed to this rating. In the event that any mortgage lenders take exception to any American Indemnity property policies, the Company has arranged for a cut-through endorsement (guaranty bond) from Munich American Reinsurance Company which will meet the standards of mortgage lenders.

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

                           STATUTORY COMBINED RATIOS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Premiums earned.............................................  $64,579    $67,858    $65,346
Statutory losses incurred...................................   38,505     40,784     35,996
Loss adjustment expenses incurred...........................    7,360      8,752      7,656
  Loss ratio................................................     59.6%      60.1%      55.1%
  Loss and loss adjustment expense ratio....................     70.9       73.0       66.8
  Underwriting expense ratio................................     36.4       37.4       36.1
  Retrospective premium adjustment ratio....................      0.8        3.0         .4
                                                              -------    -------    -------
     Statutory combined ratio...............................    108.1%     113.4%     103.3%
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

     One factor influencing the predictability of loss reserves, as well as the underwriting results of the Company, is the amount of net property losses incurred resulting from weather-related catastrophes. Weather-related catastrophe losses are an ever present aspect of the property-casualty insurance business. The cost to the Company of such losses in 1996 was approximately $3,525,000, compared with $6,281,000 for 1995 and $2,930,000 for 1994.

     With respect to losses for insured events, the Company continues to limit the effects of large losses on underwriting results by maintaining what it believes to be adequate treaty, facultative and catastrophe reinsurance. See
Note 6 of "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders (the "Annual Report").

     The following table presents the changes in loss reserves for the three most recent years.

                  RECONCILIATION OF CONSOLIDATED LOSS RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Beginning reserve...........................................  $39,191    $40,293    $40,841
                                                              -------    -------    -------
Provision for:
  Insured events of the current year........................   44,431     47,159     42,015
  Insured events of prior years.............................    1,777      2,407      1,294
                                                              -------    -------    -------
  Incurred loss and loss adjustment expenses................   46,208     49,566     43,309
                                                              -------    -------    -------
Payments for losses and loss adjustment expenses:
  Attributable to insured events of the current year........   24,941     27,910     23,567
  Attributable to insured events of prior years.............   23,625     22,758     20,290
                                                              -------    -------    -------
          Total payments....................................   48,566     50,668     43,857
                                                              -------    -------    -------
Ending reserve..............................................  $36,833    $39,191    $40,293
                                                              =======    =======    =======

     The following table presents the Company's loss reserve development for the ten years ended December 31, 1996:

           CONSOLIDATED LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------
                                 1987     1988     1989     1990     1991     1992     1993     1994      1995     1996
                                ------   ------   ------   ------   ------   ------   ------   -------   ------   ------
LIABILITY FOR UNPAID CLAIMS
  AND CLAIM ADJUSTMENT
  EXPENSE(1)..................  58,800   49,214   51,624   54,449   47,643   43,407   40,841    40,293   39,191   36,833
PAID (CUMULATIVE) AS OF:
  One year later..............  34,099   25,848   26,186   25,009   25,514   21,184   20,375    22,759   23,625       --
  Two years later.............  47,735   38,054   36,055   39,030   35,756   29,795   31,375    32,389       --       --
  Three years later...........  55,859   43,278   44,317   45,892   40,170   36,068   36,407        --       --       --
  Four years later............  58,981   48,484   48,515   48,736   42,984   39,180       --        --       --       --
  Five years later............  62,849   51,069   50,044   50,500   44,914       --       --        --       --       --
  Six years later.............  64,819   52,212   51,324   51,824       --       --       --        --       --       --
  Seven years later...........  65,827   53,138   52,491       --       --       --       --        --       --       --
  Eight years later...........  66,585   54,324       --       --       --       --       --        --       --       --
  Nine years later............  67,570       --       --       --       --       --       --        --       --       --
LIABILITY RE-ESTIMATED AS
  OF(1):
  One year later..............  59,581   50,185   52,934   53,674   48,803   44,183   42,135    42,700   40,968       --
  Two years later.............  62,997   54,145   54,949   57,612   51,887   46,609   45,516    46,267       --       --
  Three years later...........  65,324   55,397   56,414   59,599   52,202   48,749   47,640        --       --       --
  Four years later............  66,268   56,082   57,264   59,693   52,947   50,016       --        --       --       --
  Five years later............  66,687   56,511   57,112   60,474   53,737       --       --        --       --       --
  Six years later.............  66,974   56,234   57,552   60,995       --       --       --        --       --       --
  Seven years later...........  66,697   56,571   57,957       --       --       --       --        --       --       --
  Eight years later...........  66,990   56,974       --       --       --       --       --        --       --       --
  Nine years later............  67,318       --       --       --       --       --       --        --       --       --
REDUNDANCY (DEFICIENCY).......  (8,518)  (7,760)  (6,333)  (6,546)  (6,094)  (6,609)  (6,799)   (5,974)  (1,777)      --
Gross liability -- end of
  year........................                                                                  50,917   51,165   55,602
Reinsurance recoverable.......                                                                  10,624   11,974   18,769
Net liability -- end of
  year........................                                                                  40,293   39,191   36,833
Gross re-estimated
  liability -- latest.........                                                                  62,717   56,716
Re-estimated recoverable --
  latest......................                                                                  16,450   15,748
Net re-estimated liability --
  latest......................                                                                  46,267   40,968
Gross cumulative deficiency...                                                                 (11,800)  (5,551)

---------------

(1) The re-estimated liability shown above has been reduced (increased) by retrospective premium adjustments which were subsequently collected from (paid to) workers' compensation policyholders as follows (dollars in thousands): 1987, $4,189; 1988, $1,537; 1989, $(579); 1990, $(3,823); 1991,
    $(2,648); 1992, $(4,098); 1993, $(3,602); 1994, $(3,035); and 1995, $(782).
    Since these amounts are reported separately from incurred losses in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, they are reconciling items between this table and Schedule P of the statutory financial statements. Additionally, in accordance with generally accepted accounting principles, accruals have been made for the Company's estimated assessments from the Texas Workers' Compensation Insurance Facility, and the liability for unpaid claims and claim adjustment expenses has been increased by the following amounts (dollars in thousands): 1987, $2,766; 1988, $2,817; 1989, $4,060; 1990, $4,958; 1991, $2,415; 1992, $603; 1993, $0; 1994, $0;
    1995, $0; and 1996, $0, and the re-estimated liability shown above has been increased (decreased) by the following amounts (dollars in thousands): 1987, $460; 1988, $752; 1989, $751; 1990, $401; 1991, $(366); 1992, $(642); 1993,
    $(214); 1994, $42 and 1995, $(37). Such amounts are also reconciling items between this table and Schedule P of the statutory financial statements. Also, the liability for incurred but not reported claims on certain lines of business is allocated to prior accident years using different percentages in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, and the re-estimated liability for incurred but not reported claims has been reduced by the following amounts (dollars in thousands): 1994, $(142); and 1995, $(1,353). These amounts are also reconciling items between this table and Schedule P of the statutory financial statements.

     In evaluating the above table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1990, but incurred in 1987, will be included in the cumulative deficiency amount for years 1987, 1988 and 1989. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

     Loss reserves amounted to approximately $36,833,000 at December 31, 1996. In view of the variability inherent in the calculation of loss reserves, should the ultimate net cost of American Indemnity's losses prove to be substantially greater than its loss reserves, its operations, earnings and surplus could be adversely affected. The Company believes, however, that its aggregate loss and loss adjustment expense reserves are reasonable and adequate to cover the ultimate net cost of losses and loss adjustment expenses on reported and unreported claims.

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

     The insurance written by American Indemnity is produced through approximately 554 agencies. All such agencies are permitted to, and usually do, represent other insurance companies. Workers' compensation insurance is principally written directly by American Indemnity's internal marketing department. In addition, American Indemnity maintains four service offices in two states to service its agencies and policyholders. In five other states, the Company has a marketing representative.

     American Indemnity competes with individual companies and with groups of affiliated companies, many of which have nationwide organizations, more diversified lines of insurance coverage, greater financial resources, larger sales forces and more widespread agency relationships. Competitors include both stock and mutual companies and other underwriting organizations.

     As of December 31, 1996, the Company and American Indemnity had 159 home office employees and 72 employees in the field.

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

     Property insurance risks are reinsured under treaty arrangements whereby $900,000 of losses in excess of $100,000 are automatically reinsured. American Indemnity has additional automatic property facultative reinsurance agreements for losses in excess of $1,000,000 up to a maximum of $2,300,000. Therefore, the liability of American Indemnity on property risks is effectively limited to a maximum of $100,000. In addition, American Indemnity currently carries excess catastrophe reinsurance which covers 95% of all losses with respect to windstorm, hurricane and hail suffered within any two separate 72 hour periods within a 12 month interval up to $36,000,000 in excess of $4,000,000. American Indemnity carries excess property and automobile catastrophe reinsurance which covers 95% of catastrophe losses up to $4,000,000 incurred in excess of $2,000,000, subject to a $200,000 per occurrence retention. The Company has never had an individual catastrophe loss in excess of $6,300,000; however, there can be no assurance that a greater loss could not occur in the future.

     All claims on automobile liability and casualty insurance over $125,000 up to $2,000,000 are automatically reinsured under a treaty. Effective January 1, 1997, American Indemnity's retention for these claims will increase to $150,000 from $125,000.

INVESTMENTS

     American Indemnity invests its capital surplus and reserve funds in securities and other investments authorized by applicable state laws and regulations and receives income from such investments in the form of interest, dividends and capital gains. The principal objective of the Company's investment portfolio is to provide capital for American Indemnity's insurance underwriting operations. The securities comprising American Indemnity's investment portfolio consist primarily of taxable government and government agencies and authorities bonds, tax-exempt state and municipal bonds, corporate bonds, and preferred and common stocks.

     The invested assets of the Company at December 31, 1996 are set forth on
Schedule I hereto.

     The following table sets forth the investment results of the Company, exclusive of investments in subsidiaries, for each of the three years ended December 31, 1996 (dollars in thousands).

                                                                            ANNUAL PERCENTAGE
                                                                                EARNED ON
                                                                        -------------------------     NET CAPITAL GAINS
                         AVERAGE CASH AND INVESTMENTS         NET                                         (LOSSES)
                       ---------------------------------   INVESTMENT   INVESTMENTS   INVESTMENTS   ---------------------
        YEAR            CASH    INVESTMENTS(1)    TOTAL    INCOME(2)     AND CASH        ONLY       REALIZED   UNREALIZED
        ----           ------   --------------   -------   ----------   -----------   -----------   --------   ----------
1994.................  $3,783      $84,325       $88,108     $4,703        5.34%         5.58%       $ (31)     $(12,245)
1995.................   4,860       83,125        87,985      4,010        4.56          4.82         (276)       12,737
1996.................   4,566       86,388        90,954      4,592        5.05          5.32          658          (304)

---------------

(1) The average of amounts at beginning and end of year with securities valued at market value.

(2) Net investment income is after deduction of investment expenses and before net realized gains and losses.

REGULATION AND OTHER RESTRICTIONS

     American Indemnity, similar to other insurance companies, is subject to regulation and supervision by the insurance regulatory authority of each state or other jurisdiction in which it is licensed to do business. These regulatory authorities have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms and rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Detailed annual reports must be filed with the appropriate regulatory authorities and the books and records of American Indemnity are subject to their examination.

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

     American Indemnity, similar to other insurance companies, maintains its accounts in accordance with statutory insurance practices, which differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations. Since these differences have been adjusted to present the Company's consolidated financial statements filed as a part of this report in conformity with generally accepted accounting principles (see Notes 1 and 7 of "Notes to Consolidated Financial Statements" in the Annual Report), such consolidated financial statements do not necessarily disclose American Indemnity's financial position for purposes of regulation and supervision by the supervising agencies of each state or jurisdiction in which American Indemnity is licensed to do business.

     In accordance with the insurance laws of Texas and the rules and practices of the NAIC, American Indemnity is examined periodically by examiners of the state of Texas and (on an "association" or "zone" basis) by representatives of the other states in which it is licensed to do business. The most recently completed examination was made by the state of Texas as of June 30, 1994. In addition, an examination as of December 31, 1996 is currently being conducted by the state of Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information set forth under the captions "Per Share Market and Dividend Information" and "Common Stock" on the inside front cover and inside back cover, respectively, of the Annual Report, is incorporated herein by reference. Reference is also made to "Regulation and Other Restrictions" under Item 1 of this Form.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption "Five Year Comparative Summary of Selected Financial Data" on page 8 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 13, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 14 through 28, inclusive, of the Annual Report, and under the caption "Selected Quarterly Financial Data" on page 8 of the Annual Report, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Election of Directors" on pages 4 through 6, inclusive, the information set forth under the caption "Executive Officers" on page 9 and the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 15 and 16 of the Company's Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" on pages 9 through 15, inclusive, of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "Principal Stockholders" and "Election of Directors" on pages 2 through 6, inclusive, and the information set forth under the caption "Executive Officers" on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Other Transactions" on page 15 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents Filed as a Part of this Report.

1. FINANCIAL STATEMENTS

     The financial statements listed below appear on pages 14 through 27 of the Annual Report. Such financial statements are incorporated herein by reference.

          Consolidated Balance Sheets, December 31, 1996 and 1995

          Consolidated Statements of Income for the Three Years Ended December 31, 1996

          Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996

          Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1996

          Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1996

2. FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE
                                                                             ----
Schedule I --  Summary of Investments -- Other Than Investments in Related
               Parties, December 31, 1996..................................  S-1
Schedule II--  Condensed Financial Information of Registrant:
               Balance Sheets, December 31, 1996 and 1995..................  S-2
               Statements of Income for the Three Years Ended December 31,
               1996........................................................  S-3
               Statements of Cash Flows for the Three Years Ended December
               31, 1996....................................................  S-4
Schedule VI--  Supplemental Information -- Property Casualty Insurance.....  S-5

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

           3.1.          -- Certificate of Incorporation of the Company, as amended
                            (Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1989, is incorporated by
                            reference herein).
           3.2.          -- By-Laws of the Company, as amended (Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1992 is incorporated by reference herein).
           4.1           -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation, as amended, and the
                            By-Laws, as amended, of the Company defining the rights
                            of the holders of the Common Stock.
         +10.1.          -- The Company's 1982 Incentive Stock Option Plan (Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.2.          -- Form of 1982 Incentive Stock Option Plan Agreement
                            (Exhibit 10.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.3.          -- The Company's Key Executive Severance Plan (Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.4.          -- Form of Key Executive Severance Agreement (Exhibit 10.4
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.5.          -- The Company's 1992 Employee Stock Option Plan (Exhibit
                            4.4 to the Company's Registration Statement on Form S-8
                            (No. 33-47359), is incorporated by reference herein).
         +10.6.          -- Form of the Company's Non-Incentive Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47359), is incorporated by
                            reference herein).
         +10.7.          -- Form of the Company's Incentive Stock Option Agreement
                            (Exhibit 4.6 to the Company's Registration Statement on
                            Form S-8 (No. 33-47359), is incorporated by reference
                            herein).
         +10.8.          -- The Company's 1992 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 33-47546), is incorporated by reference
                            herein).
         +10.9.          -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47546), is incorporated by
                            reference herein).
         *11.1.          -- Computation of Fully Diluted Net Income (Loss) Per Common
                            and Common Equivalent Share.
         *13.1.          -- Inside front cover, pages 9 through 28, inclusive, and
                            information set forth under the caption "Common Stock" on
                            the inside back cover of the Company's Annual Report to
                            Stockholders for the fiscal year ended December 31, 1996.
          21.1.          -- List of the Company's Subsidiaries (Exhibit 22.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1990, is hereby incorporated by reference
                            herein).


         *23.1.          -- Consent of Independent Auditors.
         *24.1.          -- Powers of Attorney.
         *27.1           -- Financial Data Schedule
        **28.1.          -- Consolidated Statutory Schedule "P".

---------------

 * Filed herewith.

** As permitted by rule 311(c) of Regulation S-T, the Company has filed the Consolidated Statutory Schedule "P" (Exhibit 28.1) with the Commission in paper format under cover of Form SE.

 + Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN INDEMNITY FINANCIAL
                                            CORPORATION

                                            By      /s/ PHILLIP E. APGAR
                                             -----------------------------------
                                                      Phillip E. Apgar
                                             Vice President, Treasurer and Chief
                                                       Financial Officer

Dated March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

           /s/ J. FELLMAN SEINSHEIMER, III              President, Chief Executive Officer and
-----------------------------------------------------     Director (Principal Executive Officer)
            (J. Fellman Seinsheimer, III)

                /s/ PHILLIP E. APGAR                    Vice President, Treasurer and Chief Financial
-----------------------------------------------------     Officer (Principal Financial Officer and
                 (Phillip E. Apgar)                       Principal Accounting Officer)

             /s/ WILLIAM C. LEVIN, M.D.*                Director
-----------------------------------------------------
              (William C. Levin, M.D.)

             /s/ HARRIS L. KEMPNER, JR.*                Director
-----------------------------------------------------
              (Harris L. Kempner, Jr.)

                 /s/ MARVIN L. WEST*                    Director
-----------------------------------------------------
                  (Marvin L. West)

                 /s/ JACK T. CURRIE*                    Director
-----------------------------------------------------
                  (Jack T. Currie)

                 /s/ HENRY W. HOPE*                     Director
-----------------------------------------------------
                   (Henry W. Hope)

                /s/ SYNOTT L. McNEEL*                   Director
-----------------------------------------------------
                 (Synott L. McNeel)

           /s/ JAMES W. McFARLAND, Ph.D.*               Director
-----------------------------------------------------
             (James W. McFarland, Ph.D.)

                 /s/ FRED C. BURNS*                     Director
-----------------------------------------------------
                   (Fred C. Burns)

              *By /s/ PHILLIP E. APGAR
  -------------------------------------------------
  (Phillip E. Apgar, pursuant to Power of Attorney)

                          INDEPENDENT AUDITORS' REPORT

American Indemnity Financial Corporation:

     We have audited the consolidated financial statements of American Indemnity Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated March 7, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of American Indemnity Financial Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplemental financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 1997

                                                                      SCHEDULE I

           AMERICAN INDEMNITY FINANCIAL CORPORATION AND SUBSIDIARIES

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                                                   DECEMBER 31, 1996
                                                      -------------------------------------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                       MARKET       SHOWN IN THE
                 TYPE OF INVESTMENT                     COST(A)         VALUE       BALANCE SHEET
                 ------------------                   -----------    -----------    -------------
Fixed maturities:
  Bonds
     United States government and government
       agencies and authorities.....................  $21,954,272    $21,960,750      $21,960,750
     Mortgage-backed securities issued by U.S.
       government agencies and authorities..........   27,627,789     26,041,700       26,041,700
     Collateralized mortgage obligations............   15,975,313     15,938,340       15,938,340
     States, municipalities and political
       subdivisions.................................    2,529,867      2,591,659        2,591,659
     All other......................................    5,510,812      5,577,812        5,577,812
                                                      -----------    -----------      -----------
          Total fixed maturities....................   73,598,053     72,110,261       72,110,261
                                                      -----------    -----------      -----------
Equity securities:
  Common stocks
     Public utilities...............................  $ 4,241,695    $ 5,168,478      $ 5,168,478
     Banks, trusts and insurance companies..........    1,156,454      2,628,431        2,628,431
     Industrial, miscellaneous and all other........    3,441,175      4,623,347        4,623,347
  Nonredeemable preferred stocks....................    1,390,189      1,377,438        1,377,438
                                                      -----------    -----------      -----------
          Total equity securities...................   10,229,513     13,797,694       13,797,694
                                                      -----------    -----------      -----------
Mortgage loans on real estate.......................       19,710         19,710           19,710
                                                      -----------    -----------      -----------
          Total investments.........................  $83,847,276    $85,927,665      $85,927,665
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

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
CURRENT ASSETS:
  Bonds.....................................................  $   113,676    $   477,037
  Cash and cash equivalents.................................       47,555         41,746
  Accrued investment income.................................          596          6,895
  Receivable from affiliate.................................       27,288         26,586
                                                              -----------    -----------
          Total current assets..............................      189,115        552,264
  INVESTMENTS IN SUBSIDIARIES -- At equity, including
     unrealized appreciation in market value of investments
     held by subsidiaries...................................   41,430,749     39,977,615
                                                              -----------    -----------
          TOTAL ASSETS......................................  $41,619,864    $40,529,879
                                                              ===========    ===========
                                      LIABILITIES
Accounts Payable............................................  $       891    $       764
                                                              -----------    -----------
                                         EQUITY
STOCKHOLDERS' EQUITY:
  Common stock, $3.33 1/3 par value, authorized 2,500,000
     shares; outstanding shares, 1,951,910 in 1996 and
     1,947,110 in 1995......................................  $ 6,506,351    $ 6,490,351
  Preferred stock, authorized 2,000,000 shares; none
     outstanding............................................
  Paid-in surplus...........................................   13,061,709     13,047,085
  Unrealized appreciation in market value of investments
     held by subsidiaries...................................    2,080,388      2,384,457
  Retained earnings (substantially all of which represent
     equity in undistributed earnings of subsidiaries)......   19,970,525     18,607,222
                                                              -----------    -----------
          TOTAL.............................................  $41,618,973    $40,529,115
                                                              -----------    -----------
          TOTAL LIABILITIES AND EQUITY......................  $41,619,864    $40,529,879
                                                              ===========    ===========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1996          1995           1994
                                                        ----------    -----------    ----------
INCOME:
  That portion of the equity in earnings of wholly
     owned subsidiaries which is equal to the amount
     of dividends received during the year............  $  215,876    $   347,801    $  563,677
  Investment income...................................      21,110         35,018        32,492
                                                        ----------    -----------    ----------
          Total.......................................     236,986        382,819       596,169
EXPENSES..............................................      46,938         66,560        57,727
                                                        ----------    -----------    ----------
INCOME BEFORE FEDERAL INCOME TAX AND EQUITY IN
  EARNINGS OF WHOLLY OWNED SUBSIDIARIES...............     190,048        316,259       538,442
CREDIT FOR FEDERAL INCOME TAX -- CURRENT..............        (702)       (10,724)       (8,580)
                                                        ----------    -----------    ----------
INCOME BEFORE EQUITY IN EARNINGS OF WHOLLY OWNED
  SUBSIDIARIES........................................     190,750        326,983       547,022
INCOME (LOSS) OF WHOLLY OWNED SUBSIDIARIES, IN EXCESS
  OF DIVIDENDS RECEIVED...............................   1,757,203     (5,420,738)    7,702,083
                                                        ----------    -----------    ----------
NET INCOME (LOSS).....................................  $1,947,953    $(5,093,755)   $8,249,105
                                                        ==========    ===========    ==========
EARNINGS (LOSS) PER SHARE.............................  $     1.00    $     (2.62)   $     4.24
                                                        ==========    ===========    ==========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss).................................  $ 1,947,953    $(5,093,755)   $ 8,249,105
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Excess of equity in income of subsidiaries over
       dividends received therefrom.................   (1,757,203)     5,420,738     (7,702,083)
     Realized investment gains (losses).............       (7,911)         2,807
     Decrease (Increase) in accrued investment
       income.......................................        6,299          2,040         (3,134)
     Increase in receivable from affiliate..........         (702)       (10,724)        (8,580)
     Increase in accounts payable...................          127            764
                                                      -----------    -----------    -----------
          Net cash flow from operating activities...      188,563        321,870        535,308
                                                      -----------    -----------    -----------
INVESTING ACTIVITIES:
  Sale of bonds.....................................      929,898        248,430
  Purchase of bonds.................................     (558,626)       (74,629)      (149,704)
                                                      -----------    -----------    -----------
          Net cash flow from investing activities...      371,272        173,801       (149,704)
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends paid to stockholders...............     (584,650)      (554,845)      (408,806)
  Proceeds received from exercise of stock
     options........................................       30,624          2,552            638
                                                      -----------    -----------    -----------
          Net cash flow from financing activities...     (554,026)      (552,293)      (408,168)
                                                      -----------    -----------    -----------
  Net Increase (Decrease) in Cash and Cash
     Equivalents....................................        5,809        (56,622)       (22,564)
  Cash and Cash Equivalents -- January 1............       41,746         98,368        120,932
                                                      -----------    -----------    -----------
  Cash and Cash Equivalents -- December 31..........  $    47,555    $    41,746    $    98,368
                                                      ===========    ===========    ===========

                                                                     SCHEDULE VI

            SUPPLEMENTAL INFORMATION -- PROPERTY CASUALTY INSURANCE
                             (DOLLARS IN THOUSANDS)

                                                     LOSSES AND LOSS
                                                   ADJUSTMENT EXPENSES    AMORTIZATION
                                                   INCURRED RELATED TO    OF DEFERRED     PAID LOSSES
                           NET          NET        -------------------       POLICY        AND LOSS        NET
 YEAR ENDED              PREMIUMS    INVESTMENT    CURRENT      PRIOR     ACQUISITION     ADJUSTMENT     PREMIUMS
DECEMBER 31,              EARNED       INCOME        YEAR       YEARS        COSTS         EXPENSES      WRITTEN
------------             --------    ----------    --------    -------    ------------    -----------    --------
   1996................  $66,961       $4,592       $44,431     $1,777      $17,993         $48,118      $68,863
   1995................   67,137        4,010        47,159      2,407       17,643          50,668       68,035
   1994................   65,346        4,703        42,015      1,294       16,217          43,857       66,174

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
           3.1.          -- Certificate of Incorporation of the Company, as amended
                            (Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1989, is incorporated by
                            reference herein).
           3.2.          -- By-Laws of the Company, as amended (Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1992 is incorporated by reference herein).
           4.1           -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation, as amended, and the
                            By-Laws, as amended, of the Company defining the rights
                            of the holders of the Common Stock.
         +10.1.          -- The Company's 1982 Incentive Stock Option Plan (Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.2.          -- Form of 1982 Incentive Stock Option Plan Agreement
                            (Exhibit 10.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.3.          -- The Company's Key Executive Severance Plan (Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.4.          -- Form of Key Executive Severance Agreement (Exhibit 10.4
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.5.          -- The Company's 1992 Employee Stock Option Plan (Exhibit
                            4.4 to the Company's Registration Statement on Form S-8
                            (No. 33-47359), is incorporated by reference herein).
         +10.6.          -- Form of the Company's Non-Incentive Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47359), is incorporated by
                            reference herein).
         +10.7.          -- Form of the Company's Incentive Stock Option Agreement
                            (Exhibit 4.6 to the Company's Registration Statement on
                            Form S-8 (No. 33-47359), is incorporated by reference
                            herein).
         +10.8.          -- The Company's 1992 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 33-47546), is incorporated by reference
                            herein).
         +10.9.          -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47546), is incorporated by
                            reference herein).
         *11.1.          -- Computation of Fully Diluted Net Income (Loss) Per Common
                            and Common Equivalent Share.
         *13.1.          -- Inside front cover, pages 9 through 28, inclusive, and
                            information set forth under the caption "Common Stock" on
                            the inside back cover of the Company's Annual Report to
                            Stockholders for the fiscal year ended December 31, 1996.
          21.1.          -- List of the Company's Subsidiaries (Exhibit 22.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1990, is hereby incorporated by reference
                            herein).
         *23.1.          -- Consent of Independent Auditors.
         *24.1.          -- Powers of Attorney.
         *27.1           -- Financial Data Schedule
        **28.1.          -- Consolidated Statutory Schedule "P".

---------------

 * Filed herewith.

** As permitted by rule 311(c) of Regulation S-T, the Company has filed the Consolidated Statutory Schedule "P" (Exhibit 28.1) with the Commission in paper format under cover of Form SE.

 + Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.