Form 10-K/A
period 1996-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1997-04-21
CIK 5227

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K


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

                                  FORM 10-K/A

                    AMERICAN INDEMNITY FINANCIAL CORPORATION

                          Amendment No. 1 to Form 10-K
                      for the Year Ended December 31, 1996

        This Amendment No. 1 to the annual report on Form 10-K of American Indemnity Financial Corporation for the year ended December 31, 1996 is being filed to correct an inadvertent omission from the cover page of such Form 10-K. The Registrant omitted to check a box in response to the following item on such cover page:

        "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

The Registrant hereby amends such cover page to check the box marked "Yes".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Dated April 16, 1997