Form 10-Q
period 1997-03-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1997-05-15
CIK 5227

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                       ________________________

                               Form 10-Q



   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the Quarterly Period Ended March 31, 1997
                                  or
   [ ]      Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


                        ______________________


                     Commission File Number 0-8636


               AMERICAN INDEMNITY FINANCIAL CORPORATION
               ________________________________________
        (Exact name of registrant as specified in its charter)

                Delaware                       510119643
                ________                      ___________
     (State or other jurisdiction of     (I. R. S. Employer
       incorporation or organization)     Identification No.)


One American Indemnity Plaza, Galveston, Texas         77550
______________________________________________         _____
    (Address of principal executive offices)        (Zip Code)


  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
           ___    ____

As of May 6, 1996, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

                                                 PAGE 1 OF 11 PAGES


               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES
Item 1.  Financial Statements
             Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1996
                               Unaudited

                                                 1997           1996
                                                 ____           ____
PREMIUMS AND OTHER INCOME:
  Premiums earned                            $15,944,356    $16,875,476
  Net investment income (net of investment
    expenses of $103,182 in 1997 and $99,517
    in 1996)			                        	       1,065,821      1,119,619
  Realized investment gains                       23,604        136,914
  Interest on premium bills receivable and
    other income                                 213,800        172,294
                                             ____________   ____________
            TOTAL                             17,247,581     18,304,303
                                             ____________   ____________
EXPENSES:
  Losses and loss adjustment expenses         11,564,523     10,910,359
  Policy acquisition costs                     6,134,290      6,348,374
  Retrospective premium adjustments on
    workers' compensation policies              (126,399)       (20,229)
                                             ____________   ____________
            TOTAL                             17,572,414     17,238,504
                                             ____________   ____________

INCOME (LOSS) BEFORE FEDERAL INCOME TAX         (324,833)     1,065,799

PROVISION (CREDIT) FOR FEDERAL INCOME TAX:
  Current
  Deferred                                       (66,000)
                                             ____________   ____________
            TOTAL                                (66,000)
                                             ____________   ____________

NET INCOME (LOSS)                            $  (258,833)   $ 1,065,799
                                             ============   ============
AVERAGE SHARES OUTSTANDING                     1,959,785      1,947,110

EARNINGS PER SHARE:
  NET INCOME (LOSS)                          $       (.13)  $       .55
                                             ============   ============
DIVIDENDS DECLARED PER SHARE                 $       .075   $      .075
                                             ============   ============


            See Notes to Consolidated Financial Information

                                                 PAGE 1 OF 11 PAGES



               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996
                              (Unaudited)

ASSETS                                           1997           1996
                                                 ____           ____
Investments:
 Fixed maturities - bonds:
   Available for sale                        $ 68,758,012   $ 72,110,261
 Preferred stocks                               1,064,125      1,377,438
 Common stocks                                 12,782,234     12,420,256
 Mortgage loans on real estate                     18,409         19,710
                                             _____________  _____________
        Total Investments                      82,622,780     85,927,665
Cash and Cash Equivalents                       5,478,647      4,349,953
Accrued Investment Income                         767,808        826,791
Premiums in Course of Collection                6,279,821      4,093,476
Direct Premium Bills Receivable                10,136,171      9,659,722
Reinsurance Balances Receivable                20,913,252     18,689,412
Prepaid Reinsurance Premiums                      593,841        651,050
Property and Equipment - Less accumulated
  depreciation of $5,122,742 in 1997 and
  $5,014,244 in 1996                            4,080,188      4,072,394
Deferred Policy Acquisition Costs               9,493,530      9,375,133
Deferred income taxes                           4,809,000      4,743,000
Other Assets                                    2,795,550      2,511,152
                                             _____________  _____________
        TOTAL                                $147,970,588   $144,899,748


LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Losses and Loss Adjustment Expenses          $ 58,202,315   $ 55,601,929
Unearned Premiums                              36,732,136     36,325,073
Reinsurance Balances Held or Payable            2,428,373      1,657,874
Notes Payable to Bank                             495,781        515,981
Accounts Payable and Other Accrued Liabilities  9,659,104      9,179,918
                                             _____________  _____________
        Total Liabilities                     107,517,709    103,280,775
                                             _____________  _____________
Stockholders' Equity:
 Preferred stock, authorized 2,000,000
    shares; none outstanding
 Common stock, $3.33 1/3 par value;
    authorized 2,500,000 shares;
    outstanding shares 1,962,410
    in 1997 and 1,951,910 in 1996               6,541,351      6,506,351
 Paid-in surplus                               13,097,668     13,061,709
 Unrealized appreciation in market value
    of investments                              1,249,349      2,080,388
 Retained earnings                             19,564,511     19,970,525
                                             _____________  _____________
        Total Stockholders' Equity             40,452,879     41,618,973
                                             _____________  _____________
        TOTAL                                $147,970,588   $144,899,748
                                             =============  =============

            See Notes to Consolidated Financial Information

                                                 PAGE 3 OF 11 PAGES

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

             Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1997 and 1996

                               Unaudited

OPERATING ACTIVITIES:                             1997           1996
                                                  ____           ____
 Net income (loss)                           $  (258,833)   $  1,065,799
 Adjustments to reconcile net income to
   net cash flow from operating activities:
   Decrease (Increase) in:
     Premiums in course of collection         (2,186,345)     (2,234,203)
     Direct premium bills receivable            (476,449)       (863,682)
     Reinsurance balances receivable          (2,223,840)       (320,935)
     Prepaid reinsurance premiums                 57,209          20,831
     Deferred policy acquisition costs          (118,397)       (347,766)
     Deferred income taxes                       (66,000)
     Other assets                               (284,398)        (38,471)
   Increase (Decrease) in:
     Unpaid losses and loss adjustment         2,600,386        (536,557)
       expenses
     Unearned premiums                           407,063       1,222,857
     Reinsurance balances held or payable        770,499         393,951
     Accounts payable and other accrued
       liabilities                               479,186          86,183
   Realized investment (gains) losses            (23,604)       (136,914)
   Depreciation                                  112,869         111,625
   Other                                          74,961         (81,593)
                                            _____________   _____________
     Net cash flow from operating activities  (1,135,693)     (1,658,875)
                                            _____________   _____________
INVESTING ACTIVITIES:
 Sale of bonds                                 2,712,403       3,921,664
 Maturity of bonds                               455,697       3,707,849
 Sale of preferred stocks                                         53,125
 Redemption of preferred stocks                  303,617         102,930
 Sale of common stocks                            73,869         751,442
 Purchase of bonds                              (173,015)     (8,442,168)
 Purchase of common stocks                      (892,400)       (330,095)
 Purchase of property and equipment             (120,663)       (171,894)
 Other                                             1,301           1,178
                                            _____________   _____________
     Net cash flow from investing activities   2,360,809        (405,969)
                                            _____________   _____________
FINANCING ACTIVITIES:

 Proceeds received from bank loan                                580,500
 Payments on bank loan                           (20,200)         (6,496)
 Cash dividends paid to stockholders            (147,181)       (146,034)
 Proceeds received from exercise of stock
 options                                          70,959
                                            _____________   _____________
     Net cash flow from financing activities     (96,422)        427,970
                                            _____________   _____________
     Net Increase (Decrease) in Cash and Cash
          Equivalents                          1,128,694      (1,636,874)
     Cash and Cash Equivalents, January 1      4,349,953       4,781,566
                                            _____________   _____________
     Cash and Cash Equivalents, March 31     $ 5,478,647    $  3,144,692
                                            =============   =============
            See Notes to Consolidated Financial Information

                                                 PAGE 4 OF 11 PAGES



               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL INFORMATION


(1)The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2)Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of March 31, 1997 and December 31, 1996 are as follows:

                                   March 31, 1997    December 31, 1996
                                   ______________    _________________
 Deferred tax liabilities:
   Deferred  policy acquisition
     costs                          $ (3,227,800)       $ (3,187,545)
   Differences between book and tax
     basis of property                  (263,018)           (320,161)
   Unrealized investment gains          (424,779)           (707,332)
   Other                                (466,139)           (341,959)
                                    _____________      ______________
                                      (4,381,736)         (4,556,997)
                                    _____________      ______________
   Deferred tax assets:
   Reserves not currently deductible   5,361,731           5,167,237
   Operating loss carryforwards       12,540,556          12,189,198
                                    _____________      ______________
                                      17,902,287          17,356,435
                                    _____________      ______________
   Net Asset                          13,520,551          12,799,438
   Valuation allowance                (8,711,551)         (8,056,438)
                                    _____________      ______________
   Net deferred tax assets          $  4,809,000        $  4,743,000
                                    =============      ==============

   The credit for income tax for the three months ended March 31, 1997 was $66,000. The Company did not pay any federal income taxes during the first three months of 1997 or the first three months of 1996.

   The Company has a net operating loss carryforward for tax purposes of $36,883,988, which expires if not previously utilized, in 1998- $3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
   2002-$2,271,256; 2003-$621,205;  2004-$4,596,950;  2005-$1,246,728;
   2006-$118,137;  2007-$43,352;  2008-$13,450;  2009-$13,410;   2010-
   $4,604,277; 2011 - $1,133,330; and 2012 - $1,033,406.

                                                 PAGE 5 OF 11 PAGES

(3)The Company paid total interest expense of $11,141 and $8,136 for the three months ended March 31, 1997 and March 31, 1996, respectively.

(4)In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board
   Opinion No. 15 ("APB No. 15") with a presentation of basic EPS, which is computed by dividing income available to common stockholders  by  the  weighted-average  number  of  common  shares outstanding  for  the  period.  SFAS No.  128  also  requires  dual presentation of basic and diluted EPS. Diluted EPS is computed similar to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No. 15.


                                                 PAGE 6 OF 11 PAGES


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

  Operating Activities
      The net cash flow from operating activities for the three months ended March 31, 1997 was negative primarily as a result of unfavorable underwriting results in the commercial automobile line of business compared with the three months ended March 31, 1996. The unfavorable underwriting results for the commercial automobile line of business during the first three months of 1997 were due primarily to the occurrence of several large liability claims in the period. Management believes that these claims are not indicative of a trend.

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

  Investing Activities
      The net cash flow from investing activities was positive for the first three months of 1997 because total investment sales and maturities exceeded total investment purchases. During the first three months of 1997, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common stocks.

      During the first three months of 1997, unrealized investment losses decreased stockholders' equity by approximately $831,000, of which approximately $329,000 of this amount was from debt securities, with the remaining losses from equity securities. These unrealized investment losses were primarily the result of the negative effects of increased interest rates on the Company's debt securities and an overall decline in investment market conditions during the first three months of 1997.

      The $329,000 unrealized investment losses on debt securities included approximately $312,000 unrealized investment gains related to six derivative issues purchased by the Company in 1993. On March 31, 1997, the value carried in the Company's balance sheet for these six issues was approximately $19,062,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have a corresponding impact on the Company's stockholders' equity. The derivative securities previously mentioned are known as inverse

                                                 PAGE 7 OF 11 PAGES


floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained with respect to certain of these securities, net investment income during the final three quarters of 1997 should not change significantly compared to the corresponding period in 1996. This is subject to change, either positively or negatively, depending on future investment market conditions.

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

     In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guaranteed Yield Security). The Guaranteed Yield Security has a par value of
$11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. As of March 31, 1997, the remaining amount guaranteed, reduced by settlements received, is approximately $835,000. This guarantee was originally secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit in the amount of $500,000 expired in December 1996. At March 31, 1997, the stated interest rate for the Guaranteed Yield Security was .063% and the guaranteed yield rate was 5.30%. Based on such guaranteed yield rate, and assuming no change in the yield rate that determines the guaranteed yield rate, net investment income earned by this security during the final three quarters of 1997 should not change significantly compared with the corresponding period in 1996.

      As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at March 31, 1997 was determined based upon the market values of other securities with similar yield resets and similar maturities. As a result, the market value for this security as carried on the Company's balance sheet as of March 31, 1997 was approximately $10,984,000.

      During the first three months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was negative in the first three months of 1996 as total investment purchases exceeded total investment sales and maturities.

                                                 PAGE 8 OF 11 PAGES


  Financing Activities
     There were no new financing commitments entered into in the first three months of 1997 and no significant increase in the cost of current financing arrangements. The net cash flow from financing activities was negative for the first three months of 1997 as a result of cash dividends paid to stockholders. During the first three months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options, whereas, during the first three months of 1996 there were no incentive stock options exercised.

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

RESULTS OF OPERATIONS
     Premiums earned decreased 5.5% and net premiums written decreased 9.4% for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 primarily as a result of experience based premium increases due reinsurors charged to the Company under the retrospective premium adjustment provisions of its casualty reinsurance contract.

      As previously discussed, the Company raised additional funds through the sale of investments to offset the negative cash flow from unfavorable operating results during the first three months of 1997. This, combined with the unrealized losses in market value of investments experienced during the first three months of 1997, resulted in a decrease in average invested assets of approximately $2,248,000 at March 31, 1997 compared with March 31, 1996.
Additionally, net investment income decreased 4.8% for the three months ended March 31, 1997 compared with the three months ended March 31, 1996, primarily as a result of the sale of invested assets. This decrease in net investment income reduced the Company's average investment yield to 5.06% for the three months ended March 31, 1997 compared with 5.18% for the three months ended March 31, 1996.

                                                 PAGE 9 OF 11 PAGES


      The loss and loss adjustment expense ratio was 72.5% for the three months ended March 31, 1997 compared with 64.7% for the three months ended March 31, 1996. The underwriting results of the commercial automobile line of business were unfavorable for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. The unfavorable underwriting results for the commercial automobile line of business during the first three months of 1997 were due primarily to the occurrence of several large liability claims in the period.

      The policy acquisition cost ratio was 38.5% for the three months ended March 31, 1997 compared with 37.6% for the three months ended March 31, 1996. The increase in this ratio was primarily a result of the decrease in premiums earned and increased expenses related to the ongoing conversion of our computer system.

      Primarily as a result of the decrease in premiums earned and the unfavorable underwriting results during the first three months of 1997, the net loss of the Company was approximately $259,000 during the first three months of 1997 compared with net income of approximately $1,066,000 during the first three months of 1996.


                                                 PAGE 10 OF 11 PAGES



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





                               AMERICAN INDEMNITY FINANCIAL CORPORATION
                               ________________________________________
                                             (Registrant)





Date    MAY 13, 1997                       PHILLIP E. APGAR
     ________________       ___________________________________________
                                           PHILLIP E. APGAR
                                  VICE PRESIDENT-TREASURER - CHIEF
                                          FINANCIAL OFFICER
                             (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                                 PAGE 10 OF 11 PAGES