Form 10-Q
period 1997-06-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1997-08-14
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                            ------------------------

                                   Form 10-Q



      [X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997
                                       or
      [ ]            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                             ----------------------


                         Commission File Number 0-8636


                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             510119643
           --------                                             ---------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)



One American Indemnity Plaza, Galveston, Texas                     77550
----------------------------------------------                     -----
    (Address of principal executive offices)                    (Zip Code)


  Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----    ----

As of August 11, 1997, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED

                                                           1997              1996
                                                       ------------      ------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                        $ 31,680,749      $ 33,640,505
Net investment income (net of investment
  expenses of $197,377 in 1997 and $194,060
  in 1996)                                                2,166,028         2,231,850
Realized investment gains                                   294,523           223,825
Interest on premium bills receivable and other
  income                                                    376,110           356,094
                                                       ------------      ------------
                               TOTAL                     34,517,410        36,452,274
                                                       ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                      22,906,778        24,116,966
Policy acquisition costs                                 11,882,024        12,457,801
Retrospective premium adjustments on workers'
  compensation policies                                    (250,265)          (21,308)
                                                       ------------      ------------
                               TOTAL                     34,538,537        36,553,459
                                                       ------------      ------------

LOSS BEFORE FEDERAL INCOME TAX                              (21,127)         (101,185)

CREDIT FOR FEDERAL INCOME TAX:
Current                                                      (3,201)
Deferred                                                   (147,000)
                                                       ------------      ------------
                               TOTAL                       (150,201)
                                                       ------------      ------------

INCOME (LOSS)                                          $    129,074      $   (101,185)
                                                       ============      ============

AVERAGE SHARES OUTSTANDING                                1,960,910         1,947,539

EARNINGS PER SHARE:
NET INCOME (LOSS)                                      $       0.07      $      (0.05)
                                                       ============      ============

DIVIDENDS DECLARED PER SHARE                           $       0.15      $       0.15
                                                       ============      ============


                See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED

                                                            1997              1996
                                                       ------------      ------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                        $ 15,736,393      $ 16,765,029
Net investment income (net of investment
  expenses of $94,195 in 1997 and $94,543
  in 1996)                                                1,100,207         1,112,231
Realized investment gains                                   270,919            86,911
Interest on premium bills receivable and other
  income                                                    162,310           183,800
                                                       ------------      ------------
                               TOTAL                     17,269,829        18,147,971
                                                       ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                      11,342,255        13,206,607
Policy acquisition costs                                  5,747,734         6,109,427
Retrospective premium adjustments on workers'
  compensation policies                                    (123,866)           (1,079)
                                                       ------------      ------------
                               TOTAL                     16,966,123        19,314,955
                                                       ------------      ------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                     303,706        (1,166,984)

CREDIT FOR FEDERAL INCOME TAX:
Current                                                      (3,201)
Deferred                                                    (81,000)
                                                       ------------      ------------
                               TOTAL                        (84,201)
                                                       ------------      ------------

INCOME (LOSS)                                          $    387,907      $ (1,166,984)
                                                       ============      ============

AVERAGE SHARES OUTSTANDING                                1,962,410         1,947,860

EARNINGS PER SHARE:
NET INCOME (LOSS)                                      $       0.20      $      (0.60)
                                                       ============      ============

DIVIDENDS DECLARED PER SHARE                           $      0.075      $      0.075
                                                       ============      ============


                See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                   UNAUDITED

                                                            1997             1996
                                                        ------------     ------------
ASSETS

Investments:
  Fixed maturities - bonds:
    Available for sale                                  $ 69,290,376     $ 72,110,261
  Preferred stocks                                           996,238        1,377,438
  Common stocks                                           14,906,302       12,420,256
  Mortgage loans on real estate                               17,074           19,710

                                                        ------------     ------------
            Total Investments                             85,209,990       85,927,665
Cash and Cash Equivalents                                  6,212,372        4,349,953
Accrued Investment Income                                    735,201          826,791
Premiums in Course of Collection                           7,296,547        4,093,476
Direct Premium Bills Receivable                           11,679,882        9,659,722
Reinsurance Balances Receivable                           18,504,525       18,689,412
Prepaid Reinsurance Premiums                                 613,373          651,050
Property and Equipment - less accumulated deprecia-
  tion of $5,232,706 in 1997 and $4,838,388 in 1996        4,004,067        4,072,394
Deferred Policy Acquisition Costs                          9,522,063        9,375,133
Deferred Income Taxes                                      4,890,000        4,743,000
Other Assets                                               3,172,842        2,511,152
                                                        ============     ============
            TOTAL                                       $151,840,862     $144,899,748
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and Loss Adjustment Expenses                     $ 54,545,239     $ 55,601,929
Unearned Premiums                                         36,887,899       36,325,073
Reinsurance Balances Held or Payable                       4,145,641        1,657,874
Notes Payable to Bank                                        475,137          515,981
Accounts Payable and Other Accrued Liabilities            12,323,957        9,179,918
                                                        ------------     ------------
            Total Liabilities                            108,377,873      103,280,775
                                                        ------------     ------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares 1,962,410
    in 1997 and 1,948,110 in 1996                          6,541,351        6,506,351
  Paid-in surplus                                         13,097,668       13,061,709
  Unrealized appreciation in market value
    of investments                                         4,018,733        2,080,388
  Retained earnings                                       19,805,237       19,970,525
                                                        ------------     ------------

            Total Stockholders' Equity                    43,462,989       41,618,973
                                                        ------------     ------------

            TOTAL                                       $151,840,862     $144,899,748
                                                        ============     ============

                See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED

                                                            1997              1996
                                                         -----------      -----------
OPERATING ACTIVITIES:

  Net Income (loss)                                      $   129,074       $ (101,185)
  Adjustments to reconcile net income (loss)
    to net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                    (3,203,071)      (2,695,108)
      Direct premium bills receivable                     (2,020,160)      (1,751,897)
      Reinsurance balances receivable                        184,887         (799,456)
      Prepaid reinsurance premiums                            37,677           89,718
      Deferred policy acquisition costs                     (146,930)        (710,267)
      Deferred income taxes                                 (147,000)
      Other assets                                          (661,690)        (264,876)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses          (1,056,690)         288,772
      Unearned premiums                                      562,826        2,777,941
      Reinsurance balances held or payable                 2,487,767          139,123
      Accounts payable and other accrued liabilities       3,144,039          388,991
    Realized investment (gains) losses                      (294,523)        (223,825)
    Depreciation                                             228,060          224,018
    Other                                                    124,854          (71,843)
                                                         -----------      -----------

          Net cash flow from operating activities           (630,880)      (2,709,894)
                                                         -----------      -----------

INVESTING ACTIVITIES:

  Sale of bonds                                            2,712,403        5,225,745
  Maturity of bonds                                        1,376,124        4,852,820
  Sale of preferred stocks                                         0          184,396
  Redemption of preferred stocks                             405,302          467,868
  Sale of common stocks                                      631,215          975,354
  Purchase of bonds                                         (723,613)      (9,855,254)
  Purchase of common stocks                               (1,486,788)        (631,986)
  Purchase of property and equipment                        (159,733)        (195,283)
  Maturity of long-term certificates of deposit                    0           10,000
  Other                                                        2,636            2,386
                                                         -----------      -----------
          Net cash flow from investing activities          2,757,546        1,036,046
                                                         -----------      -----------

FINANCING ACTIVITIES:

  Proceeds received from bank loan                                 0          580,500
  Payments on bank loan                                      (40,844)         (25,417)
  Cash dividends paid to stockholders                       (294,362)        (292,128)
  Proceeds received from exercise of stock options            70,959            6,380
                                                         -----------      -----------
          Net cash flow from financing activities           (264,247)         269,335
                                                         -----------      -----------

          Net Increase (Decrease) in Cash and Cash
             Equivalents                                   1,862,419       (1,404,513)

          Cash and Cash Equivalents, January 1             4,349,953        4,781,566
                                                         -----------      -----------
          Cash and Cash Equivalents, June 30             $ 6,212,372      $ 3,377,053
                                                         ===========      ===========

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

(2) Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of June 30, 1997 and December 31, 1996 are as follows:

                                                  June 30, 1997      December 31, 1996
                                                  -------------      -----------------
      Deferred tax liabilities:
      Deferred policy acquisition costs            $ (3,237,800)       $ (3,187,545)
      Differences between book and tax
        basis of property                              (272,361)           (320,161)
      Unrealized investment gains                    (1,366,369)           (707,332)
      Other                                            (421,245)           (341,959)
                                                   ------------        ------------
                                                     (5,297,476)         (4,556,997)
                                                   ------------        ------------
      Deferred tax assets:
      Reserves not currently deductible               5,504,065           5,167,237
      Operating loss carryforwards                   12,551,858          12,189,198
                                                   ------------        ------------
                                                     18,055,923          17,356,435
                                                   ------------        ------------
      Net Asset                                      12,758,447          12,799,438
      Valuation allowance                            (7,868,447)         (8,056,438)
                                                   ------------        ------------
      Net deferred tax assets                      $  4,890,000        $  4,743,000
                                                   ============        ============


      The credit for income tax for the six months ended June 30, 1997 was $150,201. The Company did not pay any federal income taxes during the first six months of 1997 or the first six months of 1996.

      The Company has a net operating loss carryforward for tax purposes of $36,917,230, which expires if not previously utilized, in 1998- $3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522;
      2002-$2,271,256; 2003-$621,205; 2004-$4,596,950; 2005- $1,246,728;
      2006-$118,137; 2007-$43,352; 2008-$13,450; 2009-$13,410; 2010-$4,604,277;
      2011 - $1,133,330; and 2012 - $1,066,648.

(3) The Company paid total interest expense of $21,836 and $16,370 for the six months ended June 30, 1997 and June 30, 1996, respectively.

(4) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 ("APB No. 15") with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similar to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No.
      15. Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. Such SFAS is effective for periods ending after December 15, 1997. The Company believes that its disclosures already comply with the requirements of SFAS No. 129.

(5) In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS Nos. 130 and 131.

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

    OPERATING ACTIVITIES

         The net cash flow from operating activities for the six months ended June 30, 1997 was negative primarily as a result of unfavorable underwriting results in the commercial automobile line of business during the first six months of 1997. The unfavorable underwriting results for the commercial automobile line of business were due primarily to the occurrence of several large liability claims in the period. Management believes that these claims are not indicative of a trend.

         The net cash flow from operating activities for the six months ended June 30, 1996 was negative primarily as a result of unfavorable underwriting results. The underwriting results during the first six months of 1996 were caused primarily by the occurrence of several weather-related natural catastrophes and unfavorable underwriting results for the automobile and commercial multiple peril lines of business.

    INVESTING ACTIVITIES

         The net cash flow from investing activities was positive for the first six months of 1997 because total investment sales and maturities exceeded total investment purchases. During the first six months of 1997, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common stocks.

         During the first six months of 1997, unrealized investment gains increased stockholders' equity by approximately $1,938,000, of which approximately $590,000 of this amount was from debt securities, with the remaining gains from equity securities. These unrealized investment gains were primarily the result of overall favorable investment market conditions during the first six months of 1997.

         The $590,000 unrealized investment gains on debt securities included approximately $648,000 unrealized investment gains related to six derivative issues purchased by the Company in 1993. On June 30, 1997, the value carried in the Company's balance sheet for these six issues was approximately $19,367,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have a corresponding impact on the Company's stockholders' equity. The derivative securities previously mentioned are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained with respect to certain of these securities, net investment income during the final two quarters of 1997 earned by these securities should not change significantly compared to the corresponding period in 1996. This is subject to change, either positively or negatively, depending on future investment market conditions.

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

         In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guaranteed Yield Security). The Guaranteed Yield Security has a par value of $11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. As of June 30, 1997, the remaining amount guaranteed, reduced by settlements received, is approximately $835,000. This guarantee was originally secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit in the amount of $500,000 expired in December 1996. At June 30, 1997, the stated interest rate for the Guaranteed Yield Security was .063% and the guaranteed yield rate was 5.17%. Based on such guaranteed yield rate, and assuming no change in the yield rate that determines the guaranteed yield rate, net investment income earned by this security during the final two quarters of 1997 should not change significantly compared with the corresponding period in 1996.

         As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at June 30, 1997 was determined based upon the market values of other securities with similar yield resets and similar maturities. As a result, the market value for this security as carried on the Company's balance sheet as of June 30, 1997 was approximately $10,989,000.

         During the first six months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was positive in the first six months of 1996 as total investment sales and maturities exceeded total investment purchases.

    FINANCING ACTIVITIES

         There were no new financing commitments entered into in the first six months of 1997 and no significant increase in the cost of current financing arrangements. The net cash flow from financing activities was negative for the first six months of 1997 as a result of cash dividends paid to stockholders. During the first six months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options, whereas, during the first six months of 1996 the Company received approximately $6,000 in proceeds from the exercise of incentive stock options.

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

RESULTS OF OPERATIONS

         Premiums earned decreased 6.1% and 5.8%, respectively, for the three months and six months ended June 30, 1997 compared with the corresponding 1996 periods. Net premiums written decreased 13.7% and 11.6 %, respectively, for the three months and six months ended June 30, 1997 compared with the same 1996 periods. These decreases are primarily the result of experience based premium increases due reinsurors charged to the Company under the retrospective premium adjustment provisions of its casualty reinsurance contract.

         As previously discussed, the Company raised additional funds through the sale of investments to offset the negative cash flow from unfavorable operating results during the first six months of 1997. These sales resulted in a decrease in invested assets: however, this decrease was largely offset by unrealized gains in market value of investments experienced during the first six months of 1997, resulting in an insignificant decrease in average invested assets of approximately $24,000 at June 30, 1997 compared with June 30, 1996. Additionally, net investment income decreased 1.1% and 3.0% , respectively, for the three months and six months ended June 30, 1997 compared with the same 1996 periods, primarily as a result of the sale of invested assets. This decrease in net investment income reduced the Company's average investment yield to 5.06% for the six months ended June 30, 1997 compared with 5.22% for the six months ended June 30, 1996.

         The loss and loss adjustment expense ratio was 72.1% for the three months ended June 30, 1997 compared with 78.7% for the three months ended June 30, 1996 and was 72.3% for the six months ended June 30, 1997 compared with 71.7% for the six months ended June 1996. The cost of weather-related natural catastrophes was significantly less in the first two quarters of 1997 compared with 1996; however, the underwriting results of the commercial automobile line of business were unfavorable for the same comparison periods. Weather-related natural catastrophes cost the company approximately $309,000 and $546,000, respectively, for the three months and six months ended June 30, 1997, compared with $1,651,000 and $2,514,000, respectively for the three months and six
months ended June 30, 1996.   The unfavorable underwriting results for the
commercial automobile line of business during 1997 were due primarily to the occurrence of several large liability claims in the period.

         The policy acquisition cost ratio was 36.5% for the three months ended June 30, 1997 compared with 36. 4% for the three months ended June 30, 1996 and was 37.5% for the six months ended June 30, 1997, compared with 37.0% for the six months ended June 30, 1996.

         Net income for the Company was approximately $388,000 for the three months ended June 30, 1997 compared with a net loss of $1,167,000 for the three months ended June 30, 1996. The Company had net income of approximately $129,000 for the six months ended June 30,1997, compared with a net loss of $101,000 for the six months ended June 30, 1996. This turnaround is primarily a result of the decrease in weather related natural catastrophes during the first six months of 1997 compared with the first six months of 1996, which resulted in fewer claims and more than offset the decrease in premiums earned and the increase in commercial automobile claims.

FORWARD-LOOKING STATEMENTS

         Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future revenues, earnings, margins, costs, market trends in the insurance industry, inflation and various economic and business trends. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic economic activity and inflation, the Company's successful execution of internal operating plans and the factors that are disclosed in conjunction with the forward looking statements included herein and in other public filings and releases by the Company.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES


Item 4.            Submission of Matters to a Vote of Security Holders

      (a)  Election of Class III Directors

                 At the annual meeting of the stockholders of the Company held April 24, 1997, the Company's stockholders elected three Class III directors to serve on the Board of Directors of the Company for the ensuing three years. The following table sets forth the number of votes cast for each nominee for director, the number of votes cast against or withheld from voting with respect to each nominee and the number of votes represented by shares which abstained from voting with respect to each nominee for director:

                             Votes             Votes
                                               -----
      Nominee               Cast For      Against/Withheld      Abstensions
      -------               --------      ----------------      -----------
Fred C. Burns              1,717,598            3,400              2,895
Harris L. Kempner          1,720,798              200              2,895
William C. Levin, M.D.     1,719,698            1,300              2,895

                 There were no broker non-votes.

             (b) At the Company's annual meeting of stockholders held April 24,
                 1997, the stockholders approved and adopted the 1997 Non-Employee Director Stock Option Plan. 1,676,403 votes were cast in favor of the Non-Employee Director Stock Option Plan, 29,687 votes were cast against and 16,865 abstained.



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



                                  AMERICAN INDEMNITY FINANCIAL CORPORATION
                                  ----------------------------------------
                                                (Registrant)


Date    AUGUST 13, 1997
     ------------------------      ---------------------------------------
                                                PHILLIP E. APGAR
                                      VICE PRESIDENT-TREASURER - CHIEF
                                             FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
Exhibit 11 -        Computation of Fully Diluted Net Income per Common and
                    Common Equivalent Share.

Exhibit 27 -        Financial Data Schedule.