Form 10-Q
period 1997-09-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1997-11-14
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             ------------------------

                                    Form 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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


       Registrant's telephone number, including area code - (409) 766-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

As of November 7, 1997, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

Item 1.  Financial Statements

                  Consolidated Statements of Operations for the
                 Three Months Ended September 30, 1997 and 1996
                                    Unaudited

                                                       1997                1996
                                                 -----------------   -----------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 16,904,968      $ 16,527,013
Net investment income (net of investment
  expenses of $92,736 in 1997 and $100,733
  in 1996)                                            1,088,516         1,179,821
Realized investment gains                               342,040           425,092
Interest on premium bills receivable and other
  income                                                241,287           192,258
                                                   ------------      ------------
                               TOTAL                 18,576,811        18,324,184
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  11,844,334        11,409,360
Policy acquisition costs                              6,518,850         6,229,392
Retrospective premium adjustments on workers'
  compensation policies                                (177,429)          (11,499)
                                                   ------------      ------------
                               TOTAL                 18,185,755        17,627,253
                                                   ------------      ------------

NET INCOME BEFORE FEDERAL INCOME TAX                    391,056           696,931

PROVISION FOR FEDERAL INCOME TAX:
Current
Deferred                                                 54,000
                                                   ------------      ------------
                               TOTAL                     54,000
                                                   ------------      ------------

NET INCOME                                         $    337,056      $    696,931
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,962,410         1,948,610

EARNINGS PER SHARE:
NET INCOME                                         $       0.17      $       0.36
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $      0.075      $      0.075
                                                   ============      ============


                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

                                                        1997               1996
                                                  --------------     --------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 48,585,717      $ 50,167,518
Net investment income (net of investment
  expenses of $290,113 in 1997 and $294,793
  in 1996)                                            3,254,544         3,411,671
Realized investment gains                               636,563           648,917
Interest on premium bills receivable and other
  income                                                617,397           548,352
                                                   ------------      ------------
                               TOTAL                 53,094,221        54,776,458
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  34,751,112        35,526,326
Policy acquisition costs                             18,400,874        18,687,193
Retrospective premium adjustments on workers'
  compensation policies                                (427,694)          (32,807)
                                                   ------------      ------------
                               TOTAL                 52,724,292        54,180,712
                                                   ------------      ------------

NET INCOME BEFORE FEDERAL INCOME TAX                    369,929           595,746

PROVISION (CREDIT) FOR FEDERAL INCOME TAX:
Current                                                  (3,201)
Deferred                                                (93,000)
                                                   ------------      ------------
                               TOTAL                    (96,201)
                                                   ------------      ------------

NET INCOME                                         $    466,130      $    595,746
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,961,360         1,947,910

EARNINGS PER SHARE:
NET INCOME                                         $       0.24      $       0.31
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $       .225      $       .225
                                                   ============      ============


                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                    UNAUDITED

                                                             1997              1996
                                                        --------------    --------------
ASSETS

Investments:
  Fixed maturities - bonds:
    Available for sale                                  $ 69,971,519     $ 72,110,261
  Preferred stocks                                         1,016,725        1,377,438
  Common stocks                                           16,124,686       12,420,256
  Mortgage loans on real estate                               15,706           19,710
                                                        ------------     ------------
            Total Investments                             87,128,636       85,927,665
Cash and Cash Equivalents                                  3,849,844        4,349,953
Accrued Investment Income                                    829,061          826,791
Premiums in Course of Collection                           6,277,653        4,093,476
Direct Premium Bills Receivable                           13,546,129        9,659,722
Reinsurance Balances Receivable                           18,698,549       18,689,412
Prepaid Reinsurance Premiums                                 483,107          651,050
Property and Equipment - less accumulated deprecia-
  tion of $5,343,673 in 1997 and $4,954,633 in 1996        3,920,050        4,072,394
Deferred Policy Acquisition Costs                          9,587,331        9,375,133
Deferred Income Taxes                                      4,836,000        4,743,000
Other Assets                                               4,023,700        2,511,152
                                                        ============     ============
            TOTAL                                       $153,180,060     $144,899,748
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid Losses and Loss Adjustment Expenses              $ 53,962,673     $ 55,601,929
Unearned Premiums                                         36,812,517       36,325,073
Reinsurance Balances Held or Payable                       5,010,499        1,657,874
Notes Payable to Bank                                        454,037          515,981
Accounts Payable and Other Accrued Liabilities            12,376,602        9,179,918
                                                        ------------     ------------
            Total Liabilities                            108,616,328      103,280,775
                                                        ------------     ------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares 1,962,410
    in 1997 and 1,949,110 in 1996                          6,541,351        6,506,351
  Paid-in surplus                                         13,097,668       13,061,709
  Unrealized appreciation in market value
    of investments                                         4,929,601        2,080,388
  Retained earnings                                       19,995,112       19,970,525
                                                        ------------     ------------

            Total Stockholders' Equity                    44,563,732       41,618,973
                                                        ------------     ------------

            TOTAL                                       $153,180,060     $144,899,748
                                                        ============     ============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

                                                               1997              1996
                                                         ---------------   ---------------
OPERATING ACTIVITIES:

  Net Income                                             $    466,130      $    595,746
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                     (2,184,177)       (1,838,905)
      Direct premium bills receivable                      (3,886,407)       (1,318,518)
      Reinsurance balances receivable                          (9,137)         (870,859)
      Prepaid reinsurance premiums                            167,943            70,224
      Deferred policy acquisition costs                      (212,198)         (713,494)
      Deferred income taxes                                   (93,000)
      Other assets                                         (1,512,547)         (500,144)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses           (1,639,256)        1,090,902
      Unearned premiums                                       487,444         2,334,654
      Reinsurance balances held or payable                  3,352,625           520,149
      Accounts payable and other accrued liabilities        3,196,684           476,121
    Realized investment (gains) losses                       (636,564)         (648,917)
    Depreciation                                              344,739           340,263
    Other                                                      42,522           (10,752)
                                                         ------------      ------------

          Net cash flow from operating activities          (2,115,199)         (473,530)
                                                         ------------      ------------

INVESTING ACTIVITIES:

  Sale of bonds                                             3,705,528         6,939,258
  Maturity of bonds                                         3,217,277         7,119,196
  Sale of preferred stocks                                                      184,396
  Redemption of preferred stocks                              405,302           605,368
  Sale of common stocks                                     1,413,215         2,881,265
  Purchase of bonds                                        (3,747,096)      (16,856,177)
  Purchase of common stocks                                (2,758,216)       (1,000,606)
  Purchase of property and equipment                         (192,395)         (302,840)
  Maturity of long-term certificates of deposit                                  10,000
  Other                                                         4,004             3,624
                                                         ------------      ------------

          Net cash flow from investing activities           2,047,619          (416,516)
                                                         ------------      ------------

FINANCING ACTIVITIES:

  Proceeds received from bank loan                                              580,500
  Payments on bank loan                                       (61,944)          (44,755)
  Cash dividends paid to stockholders                        (441,544)         (438,315)
  Proceeds received from exercise of stock options             70,959            12,760
                                                         ------------      ------------

          Net cash flow from financing activities            (432,529)          110,190
                                                         ------------      ------------

          Net Increase (Decrease) in Cash and Cash
             Equivalents                                     (500,109)         (779,856)

          Cash and Cash Equivalents, January 1              4,349,953         4,781,566
                                                         ------------      ------------

          Cash and Cash Equivalents, September 30        $  3,849,844      $  4,001,710
                                                         ============      ============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION

-------------------------------------------------------------------------------

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

(2) Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of September 30, 1997 and December 31, 1996 are as follows:


                                          September 30, 1997     December 31, 1996
                                          ------------------     -----------------
Deferred tax liabilities:

Deferred policy acquisition costs          $ (3,259,693)          $ (3,187,545)
Differences between book and tax
  basis of property                            (341,035)              (320,161)
Unrealized investment gains                  (1,676,064)              (707,332)
 Other                                         (349,399)              (341,959)
                                           ------------           ------------
                                             (5,626,191)            (4,556,997)
                                           ------------           ------------
Deferred tax assets:
Reserves not currently deductible             5,249,049              5,167,237
Operating loss carryforwards                 12,384,112             12,189,198
                                           ------------           ------------
                                             17,633,161             17,356,435
                                           ------------           ------------
Net Asset                                    12,006,970             12,799,438
Valuation allowance                          (7,170,970)            (8,056,438)
                                           ------------           ------------
Net deferred tax assets                    $  4,836,000           $  4,743,000
                                           ============           ============


The credit for income tax for the nine months ended September 30, 1997 was $96,201. The Company did not pay any federal income taxes during the first nine months of 1997, whereas the company paid $15,000 in federal income taxes during the first nine months of 1996.

The Company has net operating loss carryforwards for tax purposes of $36,423,860, which expires if not previously utilized, in 1998-$3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522; 2002-$2,271,256;
2003-$621,205; 2004-$4,596,950; 2005-$1,246,728; 2006-$118,137; 2007-$43,352;
2008-$13,450; 2009-$13,410; 2010-$4,604,277; 2011 - $1,133,330; and 2012 -
$573,278.

(3) The Company paid total interest expense of $32,076 and $28,372 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

(4) In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 ("APB No. 15") with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similar to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No. 15.

      Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company believes that its disclosures already comply with the requirements of SFAS No. 129.

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

-------------------------------------------------------------------------------

LIQUIDITY

         The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

     OPERATING ACTIVITIES

         The net cash flow from operating activities for the nine months ended September 30, 1997 was negative primarily as a result of unfavorable underwriting results in the commercial automobile line of business during the first nine months of 1997. The unfavorable underwriting results for the commercial automobile line of business were due primarily to the occurrence of several large liability claims in the period. Management believes that these claims are not indicative of a trend.

         The net cash flow from operating activities for the nine months ended September 30, 1996 was negative primarily as a result of unfavorable underwriting results. The underwriting results during the first nine months of 1996 were caused primarily by the occurrence of several weather-related natural catastrophes in the period.

     INVESTING ACTIVITIES

         The net cash flow from investing activities was positive for the first nine months of 1997 because total investment sales and maturities exceeded total investment purchases. During the first nine months of 1997, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common stocks.

         During the first nine months of 1997, unrealized investment gains increased stockholders' equity by approximately $2,849,000, of which approximately $1,099,000 of this amount was from debt securities, with the remaining gains from equity securities. These unrealized investment gains were primarily the result of overall favorable investment market conditions during the first nine months of 1997.

         The $1,099,000 unrealized investment gains on debt securities included approximately $754,000 unrealized investment gains related to six derivative issues purchased by the Company in 1993. On September 30, 1997, the value carried in the Company's balance sheet for these six issues was approximately $19,396,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values which fluctuate based upon a variety of market factors. Such fluctuations will result in changes to the Company's unrealized investment gains or losses and will have a corresponding impact on the Company's stockholders' equity. The derivative securities previously mentioned are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. At current yield rates and considering future yield resets for these securities and the guarantee (see discussion below) that was obtained with respect to certain of these securities, net investment income during the final quarter of 1997 earned by these securities should not change significantly compared to the corresponding period in 1996. This is subject to change, either positively or negatively, depending on future investment market conditions.

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

         In connection with an arbitration proceeding in 1995, the Company received an agreement, effective December 8, 1995, guaranteeing the yield rate on the largest derivative issue held by it (Guaranteed Yield Security). The Guaranteed Yield Security has a par value of $11,000,000 and matures in March 1998. The yield rate that is guaranteed will equal the weekly average yield rate for three month treasury bills during each interest period of the security. The maximum amount guaranteed is $1,500,000 and the guarantee will terminate no later than the security's maturity date. As of September 30, 1997, the remaining amount guaranteed, reduced by settlements received, is approximately $554,000. This guarantee was originally secured by two letters of credit. One letter of credit is in the amount of $500,000 and expires two years from its issue date. The second letter of credit in the amount of $500,000 expired in December 1996. At September 30, 1997, the stated interest rate for the Guaranteed Yield Security was .063% and the guaranteed yield rate was 5.17%. Based on such guaranteed yield rate, and assuming no change in the yield rate that determines the guaranteed yield rate, net investment income earned by this security during the final quarter of 1997 should not change significantly compared with the corresponding period in 1996.

         As a result of this guarantee, the yield of the Guaranteed Yield Security is similar to that of a floating rate instrument whose coupon yield resets weekly to the average three month treasury bill yield rate during each interest period. The market value of this security at September 30, 1997 was determined based upon the market values of other securities with similar yield resets and similar maturities. As a result, the market value for this security as carried on the Company's balance sheet as of September 30, 1997 was approximately $10,975,470.

         During the first nine months of 1996, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was negative in the first nine months of 1996 as total investment purchases exceeded total investment sales and maturities.

    FINANCING ACTIVITIES


         There were no new financing commitments entered into in the first nine months of 1997 and no significant increase in the cost of current financing arrangements. The net cash flow from financing activities was negative for the first six months of 1997 as a result of cash dividends paid to stockholders. During the first nine months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options, whereas, during the first nine months of 1996 the Company received approximately $13,000 in proceeds from the exercise of incentive stock options.

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

RESULTS OF OPERATIONS

         Premiums earned increased 2.3% and decreased 3.2%, respectively, for the three months and nine months ended September 30, 1997 compared with the corresponding 1996 periods. Net premiums written increased 5.6% and decreased 6.3%, respectively, for the three months and nine months ended September 30, 1997 compared with the same 1996 periods. These decreases for the nine months ended September 30, 1997 are primarily the result of experience based premium increases due reinsurers charged to the Company under the retrospective premium adjustment provisions of its casualty reinsurance contract.

         As previously discussed, the Company raised additional funds through the sale of investments to offset the negative cash flow from unfavorable operating results during the first nine months of 1997. These sales resulted in a decrease in invested assets; however, this decrease was largely offset by unrealized gains in market value of investments experienced during the first nine months of 1997, resulting in an increase in average invested assets of approximately $194,000 at September 30, 1997 compared with September 30, 1996. Additionally, net investment income decreased 7.7% and 4.6% , respectively, for the three months and nine months ended September 30, 1997 compared with the same 1996 periods, primarily as a result of the sale of invested assets. This decrease in net investment income reduced the Company's average investment yield to 5.02% for the nine months ended September 30, 1997 compared with 5.27% for the nine months ended September 30, 1996.

         The loss and loss adjustment expense ratio was 70.1% for the three months ended September 30, 1997 compared with 69.0% for the three months ended September 30, 1996 and was 71.5% for the nine months ended September 30, 1997 compared with 70.8% for the nine months ended September 1996. The cost of weather-related natural catastrophes was significantly less in the first three quarters of 1997 compared with 1996; however, the underwriting results of the commercial automobile line of business were unfavorable for the same comparison periods. The unfavorable underwriting results for the commercial automobile line of business during 1997 were due primarily to the occurrence of several large liability claims in the period.

         The policy acquisition cost ratio was 38.6% for the three months ended September 30, 1997 compared with 37.7% for the three months ended September 30, 1996 and was 37.9% for the nine months ended September 30, 1997, compared with 37.2% for the nine months ended September 30, 1996.

         Net income for the Company was approximately $337,000 for the three months ended September 30, 1997 compared with net income of $697,000 for the three months ended September 30, 1996. The Company had net income of approximately $466,000 for the nine months ended September 30, 1997, compared with net income of $596,000 for the nine months ended September 30, 1996.

FORWARD-LOOKING STATEMENTS

         Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future revenues, earnings, margins, costs, interest rates, market trends in the insurance industry, inflation and various economic and business trends. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic economic activity and inflation, the Company?s successful execution of internal operating plans and the factors that are disclosed in conjunction with the forward looking statements included herein and in other public filings and releases by the Company.

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



                                      AMERICAN INDEMNITY FINANCIAL CORPORATION
                                                      (Registrant)

Date    November 12, 1997
        -----------------             ----------------------------------------
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
