Form 10-K
period 1997-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1998-03-31
CIK 5227

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO
                     COMMISSION FILE NUMBER 0-8636

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      510119643
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         ONE AMERICAN INDEMNITY PLAZA                              77550
               GALVESTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of March 16, 1998 was $15,358,249 based upon the closing price as of such date.

     As of March 16, 1998, there were outstanding 1,962,410 shares of Common Stock, $3.33 1/3 par value, of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Annual Report to Stockholders for the fiscal year ended December 31, 1997 (portions of which are incorporated into Parts II and IV hereof).

     (2) The Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders proposed to be held April 27, 1998 (portions of which are incorporated into Part III hereof).

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM  1.      Business....................................................    2
              General Development of Business.............................    2
              Distribution of Business....................................    2
              Financial Information.......................................    3
              Net Premiums Written........................................    3
              Underwriting Results........................................    3
              Loss and Loss Adjustment Expense Reserves...................    4
              Narrative Description of Business...........................    7
              General.....................................................    7
              Reinsurance.................................................    7
              Investments.................................................    8
              Regulation and Other Restrictions...........................    8
ITEM  2.      Properties..................................................    9
ITEM  3.      Legal Proceedings...........................................   10
ITEM  4.      Submission of Matters to a Vote of Security Holders.........   10

                                    PART II

ITEM  5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   10
ITEM  6.      Selected Financial Data.....................................   10
ITEM  7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   10
ITEM  8.      Financial Statements and Supplementary Data.................   10
ITEM  9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   10

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant..........   10
ITEM 11.      Executive Compensation......................................   11
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   11
ITEM 13.      Certain Relationships and Related Transactions..............   11

                                    PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   11
SIGNATURES................................................................   14
INDEPENDENT AUDITORS' REPORT..............................................   15
SCHEDULE I    Summary of Investments -- Other than Investments in Related
              Parties, December 31, 1997..................................  S-1
SCHEDULE II   Condensed Financial Information of Registrant...............  S-2

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     American Indemnity Financial Corporation (the "Company"), an insurance holding company, was organized in June 1973 under the laws of Delaware for the purpose of acquiring the outstanding shares of common stock of American Indemnity Company. The Company currently owns 99.9% of the common stock of American Indemnity Company, its principal operating subsidiary. American Indemnity Company, incorporated in 1913, is the oldest Texas stock company engaged in the general casualty insurance business in the state. The insurance written by American Indemnity Company and its two wholly owned subsidiaries, American Fire and Indemnity Company and Texas General Indemnity Company, and its affiliate, American Indemnity Lloyds, includes automobile, homeowners multiple peril, workers' compensation, fire and allied lines, commercial multiple peril, inland marine and general casualty lines.

     In this report, the term "American Indemnity" refers to American Indemnity Company, its subsidiaries, and its affiliate, American Indemnity Lloyds, unless the context indicates otherwise.

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

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Texas.......................................................   68.9%     71.9%     73.4%
Florida.....................................................    7.8       6.6       6.4
Louisiana...................................................    7.3       7.3       6.9
Alabama.....................................................    4.8       3.5       2.7
Mississippi.................................................    3.8       3.8       3.8
Tennessee...................................................    2.7       2.5       2.4
Kentucky....................................................    2.5       2.1       2.0
All other...................................................    2.2       2.3       2.4
                                                              -----     -----     -----
          Total.............................................  100.0%    100.0%    100.0%

     The following table provides the distribution of the Company's business on the basis of net premiums written between personal lines (primarily insurance for private passenger automobiles and residential property) and commercial lines.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Personal Lines..............................................     38%       37%       38%
Commercial Lines............................................     62        63        62
                                                              -----     -----     -----
          Total.............................................    100%      100%      100%

FINANCIAL INFORMATION

NET PREMIUMS WRITTEN

     The following table summarizes, by major classes of policies written, the amounts and percentages of net premiums written by American Indemnity during the periods indicated.

                              NET PREMIUMS WRITTEN
                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                  1997              1996              1995
                                             ---------------   ---------------   ---------------
Personal automobile........................  $15,598    25.3%  $17,844    25.9%  $19,764    29.4%
Commercial automobile......................   14,974    24.4    16,272    23.6    14,543    21.6
Commercial multiple peril..................   13,911    22.6    15,973    23.2    16,097    23.9
Homeowners multiple peril..................    6,133    10.0     5,506     8.0     4,154     6.2
Other liability............................    5,786     9.4     7,646    11.1     6,626     9.8
Fire and allied lines......................    3,667     6.0     3,506     5.1     3,285     4.9
Inland marine..............................    1,361     2.2     1,366     2.0     1,439     2.1
All other..................................       58     0.1       750     1.1     1,407     2.1
                                             -------   -----   -------   -----   -------   -----
          Net premiums written.............  $61,488   100.0%  $68,863   100.0%  $67,315   100.0%
                                             =======   =====   =======   =====   =======   =====

     In April 1997, A. M. Best Company assigned the Company a rating of B (Adequate). The Company cannot predict whether this rating will eventually be changed. Although some mortgage lenders will not accept property insurance written by B rated insurers, the Company has not seen any reduction in the number of its property policies which can be attributed to this rating. In the event that any mortgage lenders take exception to any American Indemnity property policies, the Company has arranged for a cut-through endorsement (guaranty bond) from Munich American Reinsurance Company which will meet the standards of mortgage lenders.

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

                           STATUTORY COMBINED RATIOS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
Premiums earned.............................................  $64,052   $64,579   $67,858
Statutory losses incurred...................................   41,025    38,505    40,784
Loss adjustment expenses incurred...........................   13,411     7,360     8,752
  Loss ratio................................................     64.0%     59.6%     60.1%
  Loss and loss adjustment expense ratio....................     84.8      70.9      73.0
  Underwriting expense ratio................................     36.4      36.4      37.4
  Retrospective premium adjustment ratio....................     (0.9)      0.8       3.0
                                                              -------   -------   -------
          Statutory combined ratio..........................    120.3%    108.1%    113.4%
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

     Loss adjustment expense reserves are established based on the Company's historical experience with respect to loss adjustment expenses paid and incurred, as well as an experience-based provision for those loss adjustment expenses not directly assignable to specific claims which are known as unallocated loss adjustment expenses. Unallocated loss adjustment expenses are the overhead costs associated with claim handling and administration, such as salaries of clerical personnel.

     For each year end since 1987, the Company has obtained an independent actuarial review of its reserves for insured events. As of December 31, 1997, the Company's independent actuary performed its analysis using

1997 calendar year data. The results of this analysis indicated unexpected development in loss and loss adjustment expenses for the commercial multiple peril and other liability lines of business and that the Company's reserves were below the reserve range called for by such development. After review of the data and subsequent discussions with the actuary, management believed it to be prudent to further increase reserves. Loss and loss adjustment expenses were impacted by a total of approximately $7,700,000 during 1997 as a result of these reserve increases and other changes in reserves during the year.

     One factor influencing the predictability of loss reserves, as well as the underwriting results of the Company, is the amount of net property losses incurred resulting from weather-related catastrophes. Weather-related catastrophe losses are an ever present aspect of the property-casualty insurance business. The cost to the Company of such losses in 1997 was approximately $470,000, compared with $3,525,000 for 1996 and $6,281,000 for 1995.

     With respect to losses for insured events, the Company continues to limit the effects of large losses on underwriting results by maintaining what it believes to be adequate treaty, facultative and catastrophe reinsurance. See
Note 6 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders (the "Annual Report") incorporated herein by reference.

     The following table presents the changes in loss reserves for the three most recent years.

                  RECONCILIATION OF CONSOLIDATED LOSS RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Beginning reserve, net......................................  $36,833    $39,191    $40,293
                                                              -------    -------    -------
Provision for:
  Insured events of the current year........................   44,016     44,431     47,159
  Insured events of prior years.............................    7,820      1,777      2,407
                                                              -------    -------    -------
  Incurred loss and loss adjustment expenses................   51,836     46,208     49,566
                                                              -------    -------    -------
Payments for losses and loss adjustment expenses:
  Attributable to insured events of the current year........   21,708     24,941     27,910
  Attributable to insured events of prior years.............   21,521     23,625     22,758
                                                              -------    -------    -------
  Total payments............................................   43,229     48,566     50,668
                                                              -------    -------    -------
Ending reserve, net.........................................  $45,440    $36,833    $39,191
                                                              =======    =======    =======

     The following table presents the Company's loss reserve development for the ten years ended December 31, 1997:

           CONSOLIDATED LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------
                                    1988     1989     1990     1991     1992     1993     1994     1995      1996     1997
                                   ------   ------   ------   ------   ------   ------   ------   -------   ------   ------
LIABILITY FOR UNPAID CLAIMS AND
  CLAIM ADJUSTMENT
  EXPENSE(1).....................  49,214   51,624   54,449   47,643   43,407   40,841   40,293    39,191   36,833   45,440
PAID (CUMULATIVE) AS OF:
  One year later.................  25,848   26,186   25,009   25,514   21,184   20,375   22,759    23,625   21,521       --
  Two years later................  38,054   36,055   39,030   35,756   29,795   31,375   32,389    33,613       --       --
  Three years later..............  43,278   44,317   45,892   40,170   36,068   36,407   37,503        --       --       --
  Four years later...............  48,484   48,515   48,736   42,984   39,180   38,909       --        --       --       --
  Five years later...............  51,069   50,044   50,500   44,914   40,438       --       --        --       --       --
  Six years later................  52,212   51,324   51,824   45,772       --       --       --        --       --       --
  Seven years later..............  53,138   52,491   52,538       --       --       --       --        --       --       --
  Eight years later..............  54,324   52,935       --       --       --       --       --        --       --       --
  Nine years later...............  54,623       --       --       --       --       --       --        --       --       --
LIABILITY RE-ESTIMATED AS OF (1):
  One year later.................  50,185   52,934   53,674   48,803   44,183   42,135   42,700    40,968   44,653       --
  Two years later................  54,145   54,949   57,612   51,887   46,609   45,516   46,267    48,576       --       --
  Three years later..............  55,397   56,414   59,599   52,202   48,749   47,640   50,242        --       --       --
  Four years later...............  56,082   57,264   59,693   52,947   50,016   50,017       --        --       --       --
  Five years later...............  56,511   57,112   60,474   53,737   51,085       --       --        --       --       --
  Six years later................  56,234   57,552   60,995   54,681       --       --       --        --       --       --
  Seven years later..............  56,571   57,957   61,788       --       --       --       --        --       --       --
  Eight years later..............  56,974   58,475       --       --       --       --       --        --       --       --
  Nine years later...............  57,455       --       --       --       --       --       --        --       --       --
REDUNDANCY (DEFICIENCY)..........  (8,241)  (6,851)  (7,339)  (7,038)  (7,678)  (9,176)  (9,949)   (9,385)  (7,820)      --
Gross liability -- end of year...                                                                  51,165   55,602   71,055
Reinsurance recoverable..........                                                                  11,974   18,769   25,615
Net liability -- end of year.....                                                                  39,191   36,833   45,440
Gross re-estimated
  liability -- latest............                                                                  64,181   65,234
Re-estimated recoverable --
  latest.........................                                                                  15,605   20,581
Net re-estimated liability --
  latest.........................                                                                  48,576   44,653
Gross cumulative deficiency......                                                                 (13,016)  (9,632)

---------------

(1) The re-estimated liability shown above has been reduced (increased) by retrospective premium adjustments which were subsequently collected from (paid to) workers' compensation policyholders as follows (dollars in thousands): 1988, $1,852; 1989, $(294); 1990, $(3,470); 1991, $(2,275);
    1992, $(3,725); 1993, $(3,229); 1994, $(3,494); 1995, $(401); and 1996,
    $(750). Since these amounts are reported separately from incurred losses in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, they are reconciling items between this table and Schedule P of the statutory financial statements. Additionally, in accordance with generally accepted accounting principles, accruals have been made for the Company's estimated assessments from the Texas Workers' Compensation Insurance Facility, and the liability for unpaid claims and claim adjustment expenses has been increased by the following amounts (dollars in thousands): 1988, $2,817; 1989, $4,060; 1990, $4,958; 1991, $2,415; and 1992, $603, and the re-estimated liability shown above has been increased (decreased) by the following amounts (dollars in thousands): 1988, $752; 1989, $751; 1990, $401; 1991, $(366); 1992,
    $(642); 1993, $(214); 1994, $42; 1995, $54; and 1996, $91. Such amounts are also reconciling items between this table and Schedule P of the statutory financial statements.

     In evaluating the above table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1991, but incurred in 1988, will be included in the cumulative deficiency amount for years 1988, 1989 and 1990. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

     Loss reserves amounted to approximately $45,440,000 at December 31, 1997. In view of the variability inherent in the calculation of loss reserves, should the ultimate net cost of American Indemnity's losses prove to be substantially greater than its loss reserves, its operations, earnings and surplus could be adversely affected. The Company believes, however, that its aggregate loss and loss adjustment expense reserves are reasonable and adequate to cover the ultimate net cost of losses and loss adjustment expenses on reported and unreported claims.

NARRATIVE DESCRIPTION OF BUSINESS

  General

     The Company, through American Indemnity, is a multiple-line property and casualty insurer. The lines of insurance written by American Indemnity include automobile, homeowners multiple peril, workers' compensation, fire and allied lines, commercial multiple peril, inland marine and general casualty lines. American Indemnity does not write certain high-risk specialty lines, such as medical and other professional malpractice and directors' and officers' liability, although it is exposed to a certain extent to such risks through pooling arrangements required of insurance companies by various state regulatory authorities.

     The insurance written by American Indemnity is produced through approximately 519 agencies. All such agencies are permitted to, and usually do, represent other insurance companies. In the past, workers' compensation insurance was principally written directly by American Indemnity's internal marketing department. As of January 1, 1997, American Indemnity no longer writes this line of business. In addition, American Indemnity maintains four service offices in two states to service its agencies and policyholders. In five other states, the Company has a marketing representative.

     American Indemnity competes with individual companies and with groups of affiliated companies, many of which have nationwide organizations, more diversified lines of insurance coverage, greater financial resources, larger sales forces and more widespread agency relationships. Competitors include both stock and mutual companies and other underwriting organizations.

     As of December 31, 1997, the Company and American Indemnity had 151 home office employees and 65 employees in the field.

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

     All claims on automobile liability and casualty insurance over $150,000 up to $2,000,000 are automatically reinsured under a treaty. Effective January 1, 1998, American Indemnity's retention for these claims will increase to $175,000 from $150,000.

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

     The invested assets of the Company at December 31, 1997 are set forth on
Schedule I hereto.

     The following table sets forth the investment results of the Company, exclusive of investments in subsidiaries, for each of the three years ended December 31, 1997 (dollars in thousands).

                                                                            ANNUAL PERCENTAGE
                                                                                EARNED ON
                                 AVERAGE CASH                           -------------------------        NET CAPITAL
                                AND INVESTMENTS               NET                                      GAINS (LOSSES)
                       ---------------------------------   INVESTMENT   INVESTMENTS   INVESTMENTS   ---------------------
        YEAR            CASH    INVESTMENTS(1)    TOTAL    INCOME(2)     AND CASH        ONLY       REALIZED   UNREALIZED
        ----           ------   --------------   -------   ----------   -----------   -----------   --------   ----------
1995.................  $4,860      $83,125       $87,985     $4,010        4.56%         4.82%       $ (276)    $12,737
1996.................   4,566       86,388        90,954      4,592        5.05          5.32           658        (304)
1997.................   6,262       87,902        94,164      4,368        4.64          5.00         1,482       4,445

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

     In accordance with the insurance laws of Texas and the rules and practices of the NAIC, American Indemnity is examined periodically by examiners of the state of Texas and (on an "association" or "zone" basis) by representatives of the other states in which it is licensed to do business. The most recently completed examination was made by the state of Texas as of December 31, 1996.

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

ITEM 3. LEGAL PROCEEDINGS.

     None, except in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information set forth under the captions "Per Share Market and Dividend Information" and "Common Stock" on the page 2 and the inside back cover, respectively, of the Annual Report, is incorporated herein by reference. Reference is also made to "Regulation and Other Restrictions" under Item 1 of this Form.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption "Five Year Comparative Summary of Selected Financial Data" on page 13 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 20 through 35, inclusive, of the Annual Report, and under the caption "Selected Quarterly Financial Data" on page 13 of the Annual Report, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Election of Directors" and "Executive Officers" on pages 4 through 7, inclusive, and the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the Company's Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" on pages 7 through 13, inclusive, of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "Principal Stockholders", "Election of Directors" and "Executive Officers" on pages 2 through 7, inclusive, of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Other Transactions" on page 13 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents Filed as a Part of this Report.

1. FINANCIAL STATEMENTS

     The financial statements listed below appear on pages 20 through 34 of the Annual Report. Such financial statements are incorporated herein by reference.

       Consolidated Balance Sheets, December 31, 1997 and 1996

       Consolidated Statements of Income for the Three Years Ended December 31, 1997

       Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997

       Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1997

       Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE
                                                                             ----
Schedule I --  Summary of Investments -- Other Than Investments in Related   S-1
               Parties, December 31, 1997..................................
Schedule II--  Condensed Financial Information of Registrant:
               Balance Sheets, December 31, 1997 and 1996..................  S-2
               Statements of Income for the Three Years Ended December 31,   S-3
               1997........................................................
               Statements of Cash Flows for the Three Years Ended December   S-4
               31, 1997....................................................

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

           3.1           -- Certificate of Incorporation of the Company, as amended
                            (Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1989, is incorporated by
                            reference herein).
           3.2.          -- By-Laws of the Company, as amended (Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1992 is incorporated by reference herein).
           4.1           -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation, as amended, and the ByLaws,
                            as amended, of the Company defining the rights of the
                            holders of the Common Stock.
         +10.1.          -- The Company's 1982 Incentive Stock Option Plan (Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.2.          -- Form of 1982 Incentive Stock Option Plan Agreement
                            (Exhibit 10.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1990, is incorporated by
                            reference herein).
         +10.3.          -- The Company's Key Executive Severance Plan (Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.4.          -- Form of Key Executive Severance Agreement (Exhibit 10.4
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
         +10.5.          -- The Company's 1992 Employee Stock Option Plan (Exhibit
                            4.4 to the Company's Registration Statement on Form S-8
                            (No. 33-47359), is incorporated by reference herein).
         +10.6.          -- Form of the Company's Non-Incentive Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47359), is incorporated by
                            reference herein).
         +10.7.          -- Form of the Company's Incentive Stock Option Agreement
                            (Exhibit 4.6 to the Company's Registration Statement on
                            Form S-8 (No. 33-47359), is incorporated by reference
                            herein).
         +10.8.          -- The Company's 1992 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 33-47546), is incorporated by reference
                            herein).
         +10.9.          -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47546), is incorporated by
                            reference herein).
         +10.10.         -- The Company's 1997 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 333-42439), is incorporated by reference
                            herein).
         +10.11.         -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 333-42439), is incorporated by
                            reference herein).
         *13.1.          -- Page 2 and pages 13 through 35, inclusive, of the
                            Company's Annual Report to Stockholders for the fiscal
                            year ended December 31, 1997.

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

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN INDEMNITY FINANCIAL
                                            CORPORATION

                                            By     /s/ PHILLIP E. APGAR

                                             -----------------------------------
                                                      Phillip E. Apgar
                                                Vice President, Treasurer and
Dated March 26, 1998                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

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

                /s/ PHILLIP E. APGAR                          Vice President, Treasurer and Chief
-----------------------------------------------------           Financial Officer (Principal Financial
                 (Phillip E. Apgar)                             Officer and Principal Accounting
                                                                Officer)

               WILLIAM C. LEVIN, M.D.*                        Director
-----------------------------------------------------
              (William C. Levin, M.D.)

               HARRIS L. KEMPNER, JR.*                        Director
-----------------------------------------------------
              (Harris L. Kempner, Jr.)

                   MARVIN L. WEST*                            Director
-----------------------------------------------------
                  (Marvin L. West)

                   JACK T. CURRIE*                            Director
-----------------------------------------------------
                  (Jack T. Currie)

                   HENRY W. HOPE*                             Director
-----------------------------------------------------
                   (Henry W. Hope)

                  SYNOTT L. MCNEEL*                           Director
-----------------------------------------------------
                 (Synott L. McNeel)

             JAMES W. MCFARLAND, Ph.D.*                       Director
-----------------------------------------------------
             (James W. McFarland, Ph.D.)

                   FRED C. BURNS*                             Director
-----------------------------------------------------
                   (Fred C. Burns)

              *By /s/ PHILLIP E. APGAR
-----------------------------------------------------
  (Phillip E. Apgar, pursuant to Power of Attorney)

                          INDEPENDENT AUDITORS' REPORT

American Indemnity Financial Corporation:

     We have audited the consolidated financial statements of American Indemnity Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 13, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of American Indemnity Financial Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1997

                                                                      SCHEDULE I

           AMERICAN INDEMNITY FINANCIAL CORPORATION AND SUBSIDIARIES

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                                                   DECEMBER 31, 1997
                                                      -------------------------------------------
                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                       MARKET       SHOWN IN THE
                 TYPE OF INVESTMENT                     COST(A)         VALUE       BALANCE SHEET
                 ------------------                   -----------    -----------    -------------
Fixed maturities:
  Bonds
     United States government and government
       agencies and authorities.....................  $18,688,192    $18,857,867     $18,857,867
     Mortgage-backed securities issued by U.S.
       government agencies and authorities..........   29,274,280     28,624,538      28,624,538
     Collateralized mortgage obligations............   13,963,442     14,017,082      14,017,082
     States, municipalities and political
       subdivisions.................................    1,326,375      1,405,738       1,405,738
     All other......................................    8,083,586      8,308,594       8,308,594
                                                      -----------    -----------     -----------
          Total fixed maturities....................   71,335,875     71,213,819      71,213,819
                                                      -----------    -----------     -----------
Equity securities:
  Common stocks Public utilities....................  $ 4,783,094    $ 6,862,277     $ 6,862,277
     Banks, trusts and insurance companies..........    1,958,834      4,415,805       4,415,805
     Industrial, miscellaneous and all other........    4,323,337      6,411,993       6,411,993
  Nonredeemable preferred stocks....................      949,905        972,407         972,407
                                                      -----------    -----------     -----------
          Total equity securities...................   12,015,170     18,662,482      18,662,482
                                                      -----------    -----------     -----------
          Total investments.........................  $83,351,045    $89,876,301     $89,876,301
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

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                         ASSETS
CURRENT ASSETS:
  Bonds.....................................................  $   298,331    $   113,676
  Cash and cash equivalents.................................       37,704         47,555
  Accrued investment income.................................                         596
  Receivable from affiliate.................................       37,037         27,288
                                                              -----------    -----------
          Total current assets..............................      373,072        189,115
INVESTMENTS IN SUBSIDIARIES AND AFFILIATE -- At equity,
  including unrealized appreciation in market value of
  investments held by subsidiaries..........................   39,292,839     41,430,749
                                                              -----------    -----------
          TOTAL ASSETS......................................  $39,665,911    $41,619,864
                                                              ===========    ===========
                                      LIABILITIES
Accounts Payable............................................  $     1,010    $       891
                                                              -----------    -----------
                                         EQUITY
STOCKHOLDERS' EQUITY:
  Common stock, $3.33 1/3 par value, authorized 2,500,000
     shares; outstanding shares, 1,962,410 in 1997 and
     1,951,910 in 1996......................................  $ 6,541,351    $ 6,506,351
  Preferred stock, authorized 2,000,000 shares; none
     outstanding............................................
  Paid-in surplus...........................................   13,097,668     13,061,709
  Unrealized appreciation in market value of investments
     held by subsidiaries and affiliate.....................    6,525,256      2,080,388
  Retained earnings (substantially all of which represent
     equity in undistributed earnings of subsidiaries and
     affiliate).............................................   13,500,626     19,970,525
                                                              -----------    -----------
          TOTAL.............................................  $39,664,901    $41,618,973
                                                              -----------    -----------
TOTAL LIABILITIES AND EQUITY................................  $39,665,911    $41,619,864
                                                              ===========    ===========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996         1995
                                                         -----------   ----------   -----------
INCOME:
  That portion of the equity in earnings of wholly
     owned subsidiaries which is equal to the amount of
     dividends received during the year................  $   725,583   $  215,876   $   347,801
Investment income......................................       16,896       21,110        35,018
                                                         -----------   ----------   -----------
          Total........................................      742,479      236,986       382,819
EXPENSES...............................................       50,624       46,938        66,560
                                                         -----------   ----------   -----------
INCOME BEFORE FEDERAL INCOME TAX AND EQUITY IN EARNINGS
  OF WHOLLY OWNED SUBSIDIARIES.........................      691,855      190,048       316,259
CREDIT FOR FEDERAL INCOME TAX -- CURRENT...............      (12,950)        (702)      (10,724)
                                                         -----------   ----------   -----------
INCOME BEFORE EQUITY IN EARNINGS OF WHOLLY OWNED
  SUBSIDIARIES.........................................      704,805      190,750       326,983
INCOME (LOSS) OF WHOLLY OWNED SUBSIDIARIES AND
  AFFILIATE, IN EXCESS OF DIVIDENDS RECEIVED...........   (6,585,979)   1,757,203    (5,420,738)
                                                         -----------   ----------   -----------
NET INCOME (LOSS)......................................  $(5,881,174)  $1,947,953   $(5,093,755)
                                                         ===========   ==========   ===========
EARNINGS (LOSS) PER SHARE..............................  $     (3.00)  $     1.00   $     (2.62)
                                                         ===========   ==========   ===========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss).................................  $(5,881,174)   $ 1,947,953    $(5,093,755)
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Excess of equity in income of subsidiaries and
       affiliate over dividends received
       therefrom....................................    6,585,979     (1,757,203)     5,420,738
     Realized investment gains (losses).............                      (7,911)         2,807
     Decrease (Increase) in accrued investment
       income.......................................          596          6,299          2,040
     Increase in receivable from affiliate..........       (9,749)          (702)       (10,724)
     Other..........................................       (3,082)           127            764
                                                      -----------    -----------    -----------
          Net cash flow from operating activities...      692,570        188,563        321,870
                                                      -----------    -----------    -----------
INVESTING ACTIVITIES:
  Sale of bonds.....................................      715,000        929,898        248,430
  Purchase of bonds.................................     (899,655)      (558,626)       (74,629)
                                                      -----------    -----------    -----------
          Net cash flow from investing activities...     (184,655)       371,272        173,801
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends paid to stockholders...............     (588,725)      (584,650)      (554,845)
  Proceeds received from exercise of stock
     options........................................       70,959         30,624          2,552
                                                      -----------    -----------    -----------
          Net cash flow from financing activities...     (517,766)      (554,026)      (552,293)
                                                      -----------    -----------    -----------
  Net Increase (Decrease) in Cash and Cash
     Equivalents....................................       (9,851)         5,809        (56,622)
  Cash and Cash Equivalents -- January 1............       47,555         41,746         98,368
                                                      -----------    -----------    -----------
  Cash and Cash Equivalents -- December 31..........  $    37,704    $    47,555    $    41,746
                                                      ===========    ===========    ===========

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of the Company, as amended
                            (Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1989, is incorporated by
                            reference herein).
          3.2.           -- By-Laws of the Company, as amended (Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1992 is incorporated by reference herein).
          4.1            -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation, as amended, and the
                            By-Laws, as amended, of the Company defining the rights
                            of the holders of the Common Stock.
        +10.1.           -- The Company's 1982 Incentive Stock Option Plan (Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1990, is incorporated by
                            reference herein).
        +10.2.           -- Form of 1982 Incentive Stock Option Plan Agreement
                            (Exhibit 10.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1990, is incorporated by
                            reference herein).
        +10.3.           -- The Company's Key Executive Severance Plan (Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
        +10.4.           -- Form of Key Executive Severance Agreement (Exhibit 10.4
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1990, is incorporated by reference
                            herein).
        +10.5.           -- The Company's 1992 Employee Stock Option Plan (Exhibit
                            4.4 to the Company's Registration Statement on Form S-8
                            (No. 33-47359), is incorporated by reference herein).
        +10.6.           -- Form of the Company's Non-Incentive Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47359), is incorporated by
                            reference herein).
        +10.7.           -- Form of the Company's Incentive Stock Option Agreement
                            (Exhibit 4.6 to the Company's Registration Statement on
                            Form S-8 (No. 33-47359), is incorporated by reference
                            herein).
        +10.8.           -- The Company's 1992 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 33-47546), is incorporated by reference
                            herein).
        +10.9.           -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 33-47546), is incorporated by
                            reference herein).
        +10.10.          -- The Company's 1997 Non-Employee Director Stock Option
                            Plan (Exhibit 4.4 to the Company's Registration Statement
                            on Form S-8 (No. 333-42439), is incorporated by reference
                            herein).
        +10.11.          -- Form of the Company's Non-Employee Director Stock Option
                            Agreement (Exhibit 4.5 to the Company's Registration
                            Statement on Form S-8 (No. 333-42439), is incorporated by
                            reference herein).
        *13.1.           -- Page 2 and pages 13 through 35, inclusive, of the
                            Company's Annual Report to Stockholders for the fiscal
                            year ended December 31, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.