Form 10-Q
period 1998-03-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1998-05-14
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                            ------------------------

                                   Form 10-Q



       [X]            Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                     For the Quarterly Period Ended March 31, 1998
                                       or
       [ ]            Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934


                             ----------------------


                          Commission File Number 0-8636


                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               510119643
                --------                               ---------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)



One American Indemnity Plaza, Galveston, Texas           77550
----------------------------------------------           -----
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

As of May 7, 1998, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                       1998             1997
                                                   ------------     ------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 15,778,094      $ 15,944,356
Net investment income (net of investment
  expenses of $99,686 in 1998 and $103,082
  in 1997)                                            1,179,394         1,065,821
Realized investment gains                               279,707            23,604
Interest on premium bills receivable and other
  income                                                221,772           213,800
                                                   ------------      ------------
                               TOTAL                 17,458,967        17,247,581
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  13,005,277        11,564,523
Policy acquisition costs                              6,450,654         6,134,290
Retrospective premium adjustments on workers'
  compensation policies                                (183,917)         (126,399)
                                                   ------------      ------------
                               TOTAL                 19,272,014        17,572,414
                                                   ------------      ------------

NET LOSS BEFORE FEDERAL INCOME TAX                   (1,813,047)         (324,833)

PROVISION  (CREDIT) FOR FEDERAL INCOME TAX:
Current
Deferred                                                                  (66,000)
                                                   ------------      ------------
                               TOTAL                       --             (66,000)
                                                   ------------      ------------

NET LOSS                                           $ (1,813,047)     $   (258,833)
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,962,410         1,959,785

EARNINGS PER SHARE:
NET LOSS                                           $      (0.92)     $      (0.13)
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $       --        $      0.075
                                                   ============      ============


                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                            1998             1997
                                                        ------------     ------------
ASSETS
Investments:
  Available for sale:
    Fixed maturities-bonds                              $ 69,120,881     $ 71,213,819
    Preferred stocks                                         973,525          972,407
    Common stocks                                         18,843,178       17,690,075
                                                        ------------     ------------
            Total Investments                             88,937,584       89,876,301
Cash and Cash Equivalents                                  9,344,849        8,174,074
Accrued Investment Income                                    838,352          761,421
Premiums in Course of Collection                           5,167,998        4,615,040
Direct Premium Bills Receivable                            9,823,399       11,855,079
Reinsurance Balances Receivable                           23,452,746       26,280,329
Prepaid Reinsurance Premiums                               1,875,427        1,803,202
Property and Equipment - less accumulated deprecia-
  tion of $5,434,282 in 1998 and $5,337,004 in 1997        3,938,536        3,888,399
Deferred Policy Acquisition Costs                          8,238,719        8,562,238
Deferred Income Taxes                                      3,889,000        3,889,000
Other Assets                                               2,132,394        1,943,631
                                                        ------------     ------------
            TOTAL                                       $157,639,004     $161,648,714
                                                        ============     ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid Losses and Loss Adjustment Expenses              $ 68,027,801     $ 71,054,782
Unearned Premiums                                         33,070,876       34,913,172
Reinsurance Balances Held or Payable                       7,008,084        6,703,466
Notes Payable to Bank                                        410,433          432,473
Accounts Payable and Other Accrued Liabilities             9,886,277        8,879,920
                                                        ------------     ------------
            Total Liabilities                            118,403,471      121,983,813
                                                        ------------     ------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares 1,962,410
    in 1998 and 1997                                       6,541,351        6,541,351
  Paid-in surplus                                         13,097,668       13,097,668
  Unrealized appreciation in market value
    of investments                                         7,908,935        6,525,256
  Retained earnings                                       11,687,579       13,500,626
                                                        ------------     ------------
            Total Stockholders' Equity                    39,235,533       39,664,901
                                                        ------------     ------------
            TOTAL                                       $157,639,004     $161,648,714
                                                        ============     ============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                             1998             1997
                                                         ------------     ------------
OPERATING ACTIVITIES:

  Net Income                                             $ (1,813,047)     $   (258,833)
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                       (552,958)       (2,186,345)
      Direct premium bills receivable                       2,031,680          (476,449)
      Reinsurance balances receivable                       2,827,583        (2,223,840)
      Prepaid reinsurance premiums                            (72,225)           57,209
      Deferred policy acquisition costs                       323,519          (118,397)
      Deferred income taxes                                                     (66,000)
      Other assets                                           (188,763)         (284,398)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses           (3,026,981)        2,600,386
      Unearned premiums                                    (1,842,296)          407,063
      Reinsurance balances held or payable                    304,618           770,499
      Accounts payable and other accrued liabilities        1,006,357           479,186
    Realized investment (gains) losses                       (279,707)          (23,604)
    Depreciation                                               89,648           112,869
    Other                                                     (87,863)           74,961
                                                         ------------      ------------
          Net cash flow used in operating activities       (1,280,435)       (1,135,693)
                                                         ------------      ------------

INVESTING ACTIVITIES:

  Sale of bonds                                             3,330,875         2,712,403
  Maturity of bonds                                        15,515,755           455,697
  Redemption of preferred stocks                                                303,617
  Sale of common stocks                                     1,278,884            73,869
  Purchase of bonds                                       (16,605,096)         (173,015)
  Purchase of common stocks                                  (907,384)         (892,400)
  Purchase of property and equipment                         (139,784)         (120,663)
  Other                                                                           1,301
                                                         ------------      ------------
          Net cash flow from investing activities           2,473,250         2,360,809
                                                         ------------      ------------

FINANCING ACTIVITIES:

  Payments on bank loan                                       (22,040)          (20,200)
  Cash dividends paid to stockholders                                          (147,181)
  Proceeds received from exercise of stock options                               70,959
                                                         ------------      ------------
          Net cash flow used in financing activities          (22,040)          (96,422)
                                                         ------------      ------------

          Net Increase in Cash and Cash
             Equivalents                                    1,170,775         1,128,694

          Cash and Cash Equivalents, January 1              8,174,074         4,349,953
                                                         ------------      ------------
          Cash and Cash Equivalents, March 31            $  9,344,849      $  5,478,647
                                                         ============      ============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION

-------------------------------------------------------------------------------

(1) The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1997. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2) Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of March 31, 1998 and December 31, 1997 are as follows:

                                     March 31, 1998  December 31, 1997
                                     --------------  -----------------
Deferred tax liabilities:
Deferred policy acquisition costs     $ (2,801,164)     $ (2,911,161)
Differences between book and tax
  basis of property                       (405,509)         (301,974)
Unrealized investment gains             (2,689,038)       (2,218,587)
 Other                                    (317,652)         (303,863)
                                      ------------      ------------
                                        (6,213,363)       (5,735,585)
                                      ------------      ------------

Deferred tax assets:
Reserves not currently deductible        5,474,044         5,355,530
Operating loss carryforwards            14,827,366        14,230,288
                                      ------------      ------------
                                        20,301,410        19,585,818
                                      ------------      ------------
Net Asset                               14,088,047        13,850,233
Valuation allowance                    (10,199,047)       (9,961,233)
                                      ------------      ------------
Net deferred tax assets               $  3,889,000     $  3,889,000
                                      ============      ============

       The credit for income tax for the three months ended March 31, 1997 was $66,000. The Company did not pay any federal income taxes during the first three months of 1998 or the first three months of 1997.

       The Company has net operating loss carryforwards for tax purposes of $43,609,901, which expire if not previously utilized, in 1998-$3,163,998; 1999-$7,384,546; 2000-$5,712,421; 2001-$4,927,522; 2002-$2,271,256;
       2003-$621,205; 2004-$4,596,950; 2005-$1,246,728; 2006-$118,137;
       2007-$43,352; 2008-$13,450; 2009-$13,410; 2010-$4,604,277; 2011 -
       $989,347; 2012-$6,147,189; and 2013-$1,756,113.

(3) The Company paid total interest expense of $9,300 and $11,141 for the three months ended March 31, 1998 and March 31, 1997, respectively.

(4) In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires that basic and diluted earnings per share be presented. All prior period per share amounts have been restated in accordance with the new requirements. The weighted-average number of shares outstanding was 1,962,410 for March 31, 1998 and 1,959,785 for March 31, 1997. The weighted-average number of shares outstanding on the diluted basis was 1,963,923 for March 31, 1998 and 1,961,347 for March 31, 1997.

       In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss of the Company as defined by this standard was $429,368 and $1,089,872 for the three months ended March 31, 1998 and March 31, 1997, respectively. The difference between net income from operations and comprehensive income relates to the change in the unrealized appreciation in market value of investments during the periods.

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

     OPERATING ACTIVITIES

         The net cash flow from operating activities for the three months ended March 31, 1998 was negative primarily as a result of a 15.5% decrease in net premiums written and unfavorable underwriting results compared with the three months ended March 31, 1997. The decrease in net premiums written was primarily the result of competitive pricing pressures and a computer problem that caused a temporary inability to process certain policies during the quarter. The unfavorable underwriting results were due primarily to an unanticipated increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first three months of 1998 compared with the first three months of 1997.

         The net cash flow from operating activities for the three months ended March 31, 1997 was negative primarily as a result of unfavorable underwriting results in the commercial automobile line of business. The unfavorable underwriting results for the commercial automobile line of business during the first three months of 1997 were due primarily to the occurrence of several large liability claims in the period.

         INVESTING ACTIVITIES

         The net cash flow from investing activities was positive for the first three months of 1998 because total investment sales and maturities exceeded total investment purchases. During the first three months of 1998, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common stocks.

         During the first three months of 1998, unrealized investment gains increased stockholders' equity by approximately $1,384,000, of which approximately $304,000 of this amount was from debt securities, with the remaining gains from equity securities. These unrealized investment gains were primarily the result of favorable investment market conditions during the first three months of 1998.

         The $304,000 unrealized investment gains on debt securities included approximately $339,000 of unrealized investment gains related to five derivative issues purchased by the Company in 1993. As a result of the maturity of $11,000,000 par value and the sale of $2,500,000 par value of these derivative securities, the value carried on the Company's balance sheet for the remaining four issues was approximately $6,010,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values, which fluctuate based upon a variety of market factors. Such fluctuations result in changes to the Company's unrealized investment gains or losses and have a corresponding impact on the Company's stockholders' equity. These derivative securities are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. On various dates during the remaining nine months of 1998, $2,350,000 par value of the total $6,350,000 of these derivative issues will mature. Management believes that the reinvestment of the proceeds from these maturities and the reinvestment of the proceeds from the $11,000,000 maturity and the $2,500,000 sale occurring in the first quarter of 1998 should yield comparable investment returns, depending on the portion of such proceeds available for reinvestment and future investment market conditions.

         Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if market conditions are favorable, the Company may dispose of all or a portion of these securities prior to maturity. During the first three months of 1998, the Company was able to reduce its exposure in such securities by the sale of $2,500,000 par value of one issue of the derivative securities that resulted in a realized investment loss of $175,000. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

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

     FINANCING ACTIVITIES

         There were no new financing commitments entered into in the first three months of 1998 and no significant increase in the cost of current financing arrangements. In February 1998, the Company announced the suspension of regular quarterly cash dividends to stockholders as a result of increases made in the Company's loss and loss adjustment reserves during the fourth quarter of 1997. It is not anticipated that dividends to stockholders will resume within the foreseeable future. Future dividends, if any, will be dependent upon future favorable operating results of the Company.

         The net cash flow from financing activities was negative for the first three months of 1997 as a result of cash dividends paid to stockholders. During the first three months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options.

CAPITAL RESOURCES

         The activities of insurance companies are regulated by state authorities and adequate levels of reserves and equity capital are required to be maintained to ensure that sufficient capital is retained in the business to provide sufficient funds to meet its obligations. Management believes that the Company meets all statutory and regulatory requirements and that sufficient funds have been retained to meet its obligations. The Company has no current commitments or plans for debt or equity financing.

RESULTS OF OPERATIONS

         Premiums earned decreased 1.0% and net premiums written decreased 15.5% for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 primarily as a result of competitive pricing pressures and a computer problem that caused a temporary inability to process certain policies during the quarter.

         Primarily as a result of the unrealized gains in market value of investments experienced during 1997 and the first three months of 1998, average invested assets increased approximately $5,132,000 at March 31, 1998 compared with March 31, 1997. Additionally, net investment income increased 10.7% for the three months ended March 31, 1998 compared with the three months ended March 31, 1997. The Company's average investment yield was 5.28% for the three months ended March 31, 1998 compared with 5.06% for the three months ended March 31, 1997.

         In an effort to maximize the overall return on the Company's investment portfolio, Management elected to take advantage of favorable market conditions and in the first three months of 1998 sold several issues of common stocks which were held in the investment portfolio. Additionally, the Company was able to reduce its exposure in derivative securities by disposing of $2,500,000 par value of a derivative issue that resulted in a realized investment loss of $175,000 during the first quarter of 1998. As a result of these investment activities, net realized investment gains were approximately $279,000 for the three months ended March 31, 1998 compared with approximately $24,000 for the three months ended March 31, 1997.

         The loss and loss adjustment expense ratio was 82.4% for the three months ended March 31, 1998 compared with 72.5% for the three months ended March 31, 1997. The increase in this ratio was due to unfavorable underwriting results in the automobile and commercial multiple peril lines of business for the three months ended March 31, 1998 compared with the three months ended March 31, 1997, primarily as a result of an increase in the frequency of new claims occurrences.

         The policy acquisition cost ratio was 40.9% for the three months ended March 31, 1998 compared with 38.5% for the three months ended March 31, 1997. The increase in this ratio was primarily the result of an increase in amortization of deferred policy acquisition costs resulting from the decrease in net premiums written during the first quarter of 1998.

         Primarily as a result of unfavorable underwriting results during the first three months of 1998, the net loss of the Company was approximately $1,813,000 during the first three months of 1998 compared with a net loss of approximately $259,000 during the first three months of 1997.

         Primarily as a result of the decrease in premiums earned and the unfavorable underwriting results during the first three months of 1997, the net loss of the Company was approximately $259,000 during the first three months of 1997.

FORWARD-LOOKING STATEMENTS

         Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These include, but are not limited to, industry price competition that has made it more difficult to attract and retain adequately priced business; the frequency and severity of catastrophic events; changes in interest rates, premium volumes or loss payment patterns; regulatory and legislative changes; adequacy of loss and loss adjustment expense reserves in view of actual claim development; and changes in general market or economic conditions. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Actual results and trends in the future may differ materially depending on a variety of factors including those discussed herein and in the Company's other public filings and releases.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

Item 6. (a)          Exhibit 27 - Financial Data Schedule.

        (b)          Reports on Form 8-K

                     The Company filed a report on Form 8-K, dated February 12,
                     1998, regarding the announcement of a loss for the quarter and year ended December 31, 1997, and a suspension of cash dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN INDEMNITY FINANCIAL CORPORATION
                                                    (Registrant)


Date    May 13, 1998                           /s/ PHILLIP E. APGAR
      ---------------                -------------------------------------------
                                                   PHILLIP E. APGAR
                                         VICE PRESIDENT-TREASURER - CHIEF
                                                 FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


Exhibit
 Number                       Description
--------                      -----------
   27                   Financial Data Schedule.