Form 10-Q
period 1998-06-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1998-08-13
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            ------------------------

                                    Form 10-Q



       [X]            Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                     For the Quarterly Period Ended June 30, 1998

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

As of August 7, 1998, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                       1998              1997
                                                   ------------      ------------

PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 15,787,024      $ 15,736,393
Net investment income (net of investment
  expenses of $100,070 in 1998 and $94,195
  in 1997)                                            1,262,439         1,100,207
Realized investment gains                               979,092           270,919
Interest on premium bills receivable and other
  income                                                221,018           162,310
                                                   ------------      ------------
                               TOTAL                 18,249,573        17,269,829
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  14,287,101        11,342,255
Policy acquisition costs                              6,354,743         5,747,734
Retrospective premium adjustments on workers'
  compensation policies                                (106,258)         (123,866)
                                                   ------------      ------------
                               TOTAL                 20,535,586        16,966,123
                                                   ------------      ------------

NET INCOME (LOSS) BEFORE FEDERAL INCOME TAX          (2,286,013)          303,706

PROVISION  (CREDIT) FOR FEDERAL INCOME TAX:
Current                                                                    (3,201)
Deferred                                                 91,000           (81,000)
                                                   ------------      ------------
                               TOTAL                     91,000           (84,201)
                                                   ------------      ------------

NET INCOME (LOSS)                                  $ (2,377,013)     $    387,907
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,962,410         1,962,410

BASIC EARNINGS PER SHARE:
NET INCOME (LOSS)                                  $      (1.21)     $       0.20
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $       --        $      0.075
                                                   ============      ============


                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                       1998              1997
                                                   ------------      ------------

PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 31,565,118      $ 31,680,749
Net investment income (net of investment
  expenses of $199,756 in 1998 and $197,377
  in 1997)                                            2,441,833         2,166,028
Realized investment gains                             1,258,799           294,523
Interest on premium bills receivable and other
  income                                                442,790           376,110
                                                   ------------      ------------
                               TOTAL                 35,708,540        34,517,410
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  27,292,378        22,906,778
Policy acquisition costs                             12,805,397        11,882,024
Retrospective premium adjustments on workers'
  compensation policies                                (290,175)         (250,265)
                                                   ------------      ------------
                               TOTAL                 39,807,600        34,538,537
                                                   ------------      ------------

NET LOSS BEFORE FEDERAL INCOME TAX                   (4,099,060)          (21,127)

PROVISION  (CREDIT) FOR FEDERAL INCOME TAX:
Current                                                                    (3,201)
Deferred                                                 91,000          (147,000)
                                                   ------------      ------------
                               TOTAL                     91,000          (150,201)
                                                   ------------      ------------

NET INCOME (LOSS)                                  $ (4,190,060)     $    129,074
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,962,410         1,960,910

BASIC EARNINGS PER SHARE:
NET INCOME (LOSS)                                  $      (2.14)     $       0.07
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $       --        $       0.15
                                                   ============      ============


                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                             1998             1997
                                                        -------------     -------------
ASSETS

Investments:
  Available for sale:
    Fixed maturities - bonds                            $  71,304,415     $  71,213,819
    Preferred stocks                                        1,100,832           972,407
    Common stocks                                          18,323,589        17,690,075
                                                        -------------     -------------
            Total Investments                              90,728,836        89,876,301
Cash and Cash Equivalents                                   7,853,132         8,174,074
Accrued Investment Income                                     866,859           761,421
Premiums in Course of Collection                            5,786,516         4,615,040
Direct Premium Bills Receivable                            10,473,620        11,855,079
Reinsurance Balances Receivable                            25,630,991        26,280,329
Prepaid Reinsurance Premiums                                2,234,277         1,803,202
Property and Equipment - less accumulated deprecia-
  tion of $5,533,418 in 1998 and $5,337,004 in 1997         3,985,961         3,888,399
Deferred Policy Acquisition Costs                           8,706,363         8,562,238
Deferred Income Taxes                                       3,798,000         3,889,000
Other Assets                                                1,822,478         1,943,631
                                                        -------------     -------------
            TOTAL                                       $ 161,887,033     $ 161,648,714
                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid Losses and Loss Adjustment Expenses              $  73,431,378     $  71,054,782
Unearned Premiums                                          34,079,060        34,913,172
Reinsurance Balances Held or Payable                        7,870,625         6,703,466
Notes Payable to Bank                                         387,908           432,473
Accounts Payable and Other Accrued Liabilities             10,209,832         8,879,920
                                                        -------------     -------------
            Total Liabilities                             125,978,803       121,983,813
                                                        -------------     -------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares 1,962,410
    in 1998 and 1997                                        6,541,351         6,541,351
  Paid-in surplus                                          13,097,668        13,097,668
  Unrealized appreciation in market value
    of investments                                          6,958,645         6,525,256
  Retained earnings                                         9,310,566        13,500,626
                                                        -------------     -------------
            Total Stockholders' Equity                     35,908,230        39,664,901
                                                        -------------     -------------
            TOTAL                                       $ 161,887,033     $ 161,648,714
                                                        =============     =============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                             1998              1997
                                                         ------------      ------------

OPERATING ACTIVITIES:

  Net Income (Loss)                                      $ (4,190,060)     $    129,074
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                     (1,171,476)       (3,203,071)
      Direct premium bills receivable                       1,381,459        (2,020,160)
      Reinsurance balances receivable                         649,338           184,887
      Prepaid reinsurance premiums                           (431,075)           37,677
      Deferred policy acquisition costs                      (144,125)         (146,930)
      Deferred income taxes                                    91,000          (147,000)
      Other assets                                            121,153          (661,690)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses            2,376,596        (1,056,690)
      Unearned premiums                                      (834,112)          562,826
      Reinsurance balances held or payable                  1,167,159         2,487,767
      Accounts payable and other accrued liabilities        1,329,912         3,144,039
    Realized investment gains                              (1,258,799)         (294,523)
    Depreciation                                              101,048           228,060
    Other                                                    (105,532)          124,854
                                                         ------------      ------------

          Net cash flow used in operating activities         (917,514)         (630,880)
                                                         ------------      ------------

INVESTING ACTIVITIES:

  Sale of bonds                                             5,742,281         2,712,403
  Maturity of bonds                                        17,803,675         1,376,124
  Redemption of preferred stocks                                                405,302
  Sale of common stocks                                     4,274,851           631,215
  Purchase of bonds                                       (23,288,124)         (723,613)
  Purchase of preferred stock                                (126,705)
  Purchase of common stocks                                (3,566,231)       (1,486,788)
  Purchase of property and equipment                         (198,610)         (159,733)
  Other                                                                           2,636
                                                         ------------      ------------

          Net cash flow from investing activities             641,137         2,757,546
                                                         ------------      ------------

FINANCING ACTIVITIES:

  Payments on bank loan                                       (44,565)          (40,844)
  Cash dividends paid to stockholders                                          (294,362)
  Proceeds received from exercise of stock options                               70,959
                                                         ------------      ------------

          Net cash flow used in financing activities          (44,565)         (264,247)
                                                         ------------      ------------

          Net Increase (Decrease) in Cash and Cash
             Equivalents                                     (320,942)        1,862,419

          Cash and Cash Equivalents, January 1              8,174,074         4,349,953
                                                         ------------      ------------

          Cash and Cash Equivalents, June 30             $  7,853,132      $  6,212,372
                                                         ============      ============

                 See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------

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

(2) The Company paid total interest expense of $18,115 and $21,836 for the six months ended June 30, 1998 and June 30, 1997, respectively.

(3) In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires that basic and diluted earnings per share be presented. All prior period per share amounts have been restated in accordance with the new requirements. The weighted-average number of shares outstanding was 1,962,410 for June 30, 1998 and 1,960,910 for June 30, 1997. The weighted-average number of shares outstanding on the diluted basis was 1,963,845 for June 30, 1998 and 1,962,546 for June 30, 1997. Diluted earnings per share is not presented because the effect is immaterial or anti-dilutive.

       In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive income (loss) of the Company as defined by this standard was $(3,327,303) for the three months ended June 30, 1998 compared with $3,157,291 for the three months ended June 30, 1997 and was $(3,756,671) for the six months ended June 30, 1998 compared with $2,067,419 for the six months ended June 30, 1997. The difference between net income from operations and comprehensive income relates to the change in the unrealized appreciation in market value of investments during the periods.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY

         The Company has consistently been able to generate adequate amounts of cash to meet its needs and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

     OPERATING ACTIVITIES

         The net cash flow from operating activities for the six months ended June 30, 1998 was negative primarily as a result of a 6.1% decrease in net premiums written and unfavorable underwriting results compared with the six months ended June 30, 1997. The decrease in net premiums written was primarily the result of competitive pricing pressures. The unfavorable underwriting results were caused primarily by the occurrence of several weather-related natural catastrophes and an increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first six months of 1998 compared with the first six months of 1997. For the first six months of 1998, weather-related natural catastrophes resulted in losses of approximately $2,100,000 compared with $500,000 for the six months ended June 30, 1997.

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

         INVESTING ACTIVITIES

         The net cash flow from investing activities was positive for the first six months of 1998 because total investment sales and maturities exceeded total investment purchases. During the first six months of 1998, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common stocks.

         During the first six months of 1998, unrealized investment gains increased stockholders' equity by approximately $433,000, net, of which approximately $500,000 gains were from debt securities, with the offsetting losses from equity securities. These unrealized investment gains were primarily the result of the positive effect of declining interest rates during the first six months of 1998 on the market value of the Company's debt portfolio.

         The $500,000 unrealized investment gains on debt securities included approximately $384,000 of unrealized investment gains related to five derivative issues purchased by the Company in 1993. As a result of the maturity of $11,000,000 par value and the sale of $2,500,000 par value of these derivative securities, the value carried on the Company's balance sheet for the remaining four issues was approximately $6,055,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values, which fluctuate based upon a variety of market factors. Such fluctuations result in changes to the Company's unrealized investment gains or losses and have a corresponding impact on the Company's stockholders' equity. These derivative securities are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates.

These derivative securities will probably exacerbate swings in unrealized investment gains and losses and stockholders' equity in the event of significant movement in interest rates, particularly LIBOR rates. Additionally, the yield formulas for these securities will result in commensurate swings in investment income. On various dates during the remaining six months of 1998, $2,350,000 par value of the total $6,350,000 of these derivative issues will mature.

         Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if market conditions are favorable, the Company may dispose of all or a portion of these securities prior to maturity. During the first six months of 1998, the Company was able to reduce its exposure in such securities by the sale of $2,500,000 par value of one issue of the derivative securities that resulted in a realized investment loss of $175,000. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

         During the first six months of 1997, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was positive in the first six months of 1997 as total investment sales and maturities exceeded total investment purchases.

     FINANCING ACTIVITIES

         There were no new financing commitments entered into in the first six months of 1998 and no significant increase in the cost of current financing arrangements. In February 1998, the Company announced the suspension of regular quarterly cash dividends to stockholders as a result of increases made in the Company's loss and loss adjustment reserves during the fourth quarter of 1997. It is not anticipated that dividends to stockholders will resume within the foreseeable future. Future dividends, if any, will be dependent upon future favorable operating results of the Company.

         The net cash flow from financing activities was negative for the first six months of 1997 as a result of cash dividends paid to stockholders. During the first six months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options.


CAPITAL RESOURCES

         The activities of insurance companies are regulated by state authorities and adequate levels of reserves and equity capital are required to be maintained to ensure that sufficient capital is retained in the business to provide funds to meet its obligations. Management believes that the Company meets all statutory and regulatory requirements and that sufficient funds have been retained to meet its obligations. The Company has engaged Philo Smith & Co., Inc., an investment banking firm specializing in the insurance industry, to act as financial advisor to the Company and to provide advice and assistance to the Company in developing strategic alternatives.

RESULTS OF OPERATIONS

         Primarily as a result of the unrealized gains in market value of investments experienced during 1997 and the first six months of 1998, average invested assets increased approximately $4,734,000 at June 30, 1998 compared with June 30, 1997. Additionally, net investment income increased 14.7% and 12.7%, respectively, for the three months and six months ended June 30, 1998 compared with the same 1997 periods. The Company's average investment yield was 5.41% for the six months ended June 30, 1998 compared with 5.06% for the six months ended June 30, 1997.

         In an effort to maximize the overall return on the Company's investment portfolio, Management elected to take advantage of favorable market conditions and in the first six months of 1998 sold several issues of common stocks which were held in the investment portfolio. Additionally, the Company was able to reduce its exposure in derivative securities by disposing of $2,500,000 par value of a derivative issue that resulted in a realized investment loss of $175,000 during the first quarter of 1998. As a result of these investment activities, net realized investment gains were approximately $979,000 and $1,259,000, respectively, for the three months and six months ended June 30, 1998 compared with $271,000 and $295,000, respectively, for the three months and six months ended June 30, 1997.

         The loss and loss adjustment expense ratio was 90.5% for the three months ended June 30, 1998 compared with 72.1% for the three months ended June 30, 1997 and was 86.5% for the six months ended June 30, 1998 compared with 72.3% for the six months ended June 30, 1997. These unfavorable underwriting results were caused primarily by the occurrence of several weather-related natural catastrophes and an increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first six months of 1998 compared with the first six months of 1997. Weather-related natural catastrophes cost the Company approximately $1,800,000 and $2,100,000, respectively, for the three months and six months ended June 30, 1998, compared with $300,000 and $500,000, respectively, for the three months and six months ended June 30, 1997.

         The policy acquisition cost ratio was 40.3% for the three months ended June 30, 1998 compared with 36.5% for the three months ended June 30, 1997 and was 40.6% for the six months ended June 30, 1998, compared with 37.5% for the six months ended June 30, 1997. The increase in this ratio was primarily the result of an increase in amortization of deferred policy acquisition costs resulting from the decrease in net premiums written during the first six months of 1998.

         The net loss for the Company was approximately $2,377,000 for the three months ended June 30, 1998 compared with net income of $388,000 for the three months ended June 30, 1997. The Company had a net loss of approximately $4,190,000 for the six months ended June 30, 1998, compared with net income of $129,000 for the six months ended June 30, 1997. These unfavorable results are primarily a result of the increase in weather related natural catastrophes, unfavorable underwriting results in the automobile and commercial multiple peril lines of business and increased policy acquisition costs during the first six months of 1998 compared with the first six months of 1997


FORWARD-LOOKING STATEMENTS

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

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES



ITEM 4.        Submission of Matters to a Vote of Security Holders

            At the annual meeting of the stockholders of the Company held April 28, 1998, the Company's stockholders elected three Class I directors to serve on the Board of Directors of the Company for the ensuing three years. The following table sets forth the number of votes cast for each nominee for director, the number of votes cast against or withheld from voting with respect to each nominee and the number of votes represented by shares which abstained from voting with respect to each nominee for director:

                                     Votes                  Votes
       Nominee                      Cast For           Against/Withheld          Abstentions
       -------                      --------           ----------------          -----------

       Henry W. Hope                1,631,973                28,500                  -0-
       James W. McFarland           1,631,973                28,500                  -0-
       Marvin L. West               1,631,973                28,500                  -0-

       There were no broker non-votes.


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



                               AMERICAN INDEMNITY FINANCIAL CORPORATION
                                             (Registrant)


Date    August 12, 1998                /s/ PHILLIP E. APGAR
     ---------------------     ---------------------------------------------
                                           PHILLIP E. APGAR
                                      VICE PRESIDENT-TREASURER - CHIEF
                                             FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                    Financial Data Schedule.