Form 10-Q
period 1998-09-30
AMERICAN INDEMNITY FINANCIAL CORP
filed 1998-11-13
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            ------------------------

                                    Form 10-Q



       [X]            Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                     For the Quarterly Period Ended September 30, 1998
                                                        or
       [ ]            Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 6, 1998, 1,962,410 shares of registrant's common stock, $3.33 1/3 par value, were outstanding.

Item 1.  Financial Statements

                AMERICAN INDEMNITY FINANCIAL CORPORATION
                            AND SUBSIDIARIES

             Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                            1998                       1997
                                                       --------------             --------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                       $    15,086,097            $    16,904,968
Net investment income (net of investment
  expenses of $99,607 in 1998 and $92,736
  in 1997)                                                  1,115,761                  1,088,516
Realized investment gains                                     187,203                    342,040
Interest on premium bills receivable and other
  income                                                      227,924                    241,287
                                                       --------------             --------------
                                 TOTAL                     16,616,985                 18,576,811
                                                       --------------             --------------

EXPENSES:
Losses and loss adjustment expenses                        10,974,349                 11,844,334
Policy acquisition costs                                    6,293,934                  6,518,850
Retrospective premium adjustments on workers'
  compensation policies                                        84,044                   (177,429)
                                                       --------------             --------------
                                 TOTAL                     17,352,327                 18,185,755
                                                       --------------             --------------

NET INCOME (LOSS) BEFORE FEDERAL INCOME TAX                  (735,342)                   391,056

PROVISION  (CREDIT) FOR FEDERAL INCOME TAX:
Current
Deferred                                                      (91,000)                    54,000
                                                       --------------             --------------
                                 TOTAL                        (91,000)                    54,000
                                                       --------------             --------------

NET INCOME (LOSS)                                     $      (644,342)           $       337,056
                                                       ==============             ==============

AVERAGE SHARES OUTSTANDING                                  1,962,410                  1,962,410

BASIC EARNINGS PER SHARE:
NET INCOME (LOSS)                                     $         (0.33)           $          0.17
                                                       ==============             ==============

DIVIDENDS DECLARED PER SHARE                          $           -              $          .075
                                                       ==============             ==============


            See Notes to Consolidated Financial Information

               AMERICAN INDEMNITY FINANCIAL CORPORATION
                           AND SUBSIDIARIES

            Consolidated Statements of Operations for the Nine Months Ended September 30, 1998 and 1997
                             (Unaudited)

                                                            1998                       1997
                                                       --------------             --------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                       $    46,651,215            $    48,585,717
Net investment income (net of investment
  expenses of $299,363 in 1998 and $290,113
  in 1997)                                                  3,557,594                  3,254,544
Realized investment gains                                   1,446,002                    636,563
Interest on premium bills receivable and other
  income                                                      670,714                    617,397
                                                       --------------             --------------
                                TOTAL                      52,325,525                 53,094,221
                                                       --------------             --------------

EXPENSES:
Losses and loss adjustment expenses                        38,266,727                 34,751,112
Policy acquisition costs                                   19,099,331                 18,400,874
Retrospective premium adjustments on workers'
  compensation policies                                      (206,131)                  (427,694)
                                                       --------------             --------------
                                TOTAL                      57,159,927                 52,724,292
                                                       --------------             --------------

NET INCOME (LOSS) BEFORE FEDERAL INCOME TAX                (4,834,402)                   369,929

CREDIT FOR FEDERAL INCOME TAX:
Current                                                                                   (3,201)
Deferred                                                                                 (93,000)
                                                       --------------             --------------
                                TOTAL                             -                      (96,201)
                                                       --------------             --------------

NET INCOME (LOSS)                                     $    (4,834,402)                   466,130
                                                       ==============             ==============

AVERAGE SHARES OUTSTANDING                                  1,962,410                  1,961,360

EARNINGS  PER SHARE:
NET INCOME (LOSS)                                     $         (2.46)                      0.24
                                                       ==============             ==============

DIVIDENDS DECLARED PER SHARE                          $            -                       0.225
                                                       ==============             ==============


           See Notes to Consolidated Financial Information

             AMERICAN INDEMNITY FINANCIAL CORPORATION
                         AND SUBSIDIARIES

                    Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997
                            (Unaudited)

                                                                          1998                   1997
                                                                    --------------          --------------
ASSETS
Investments:
  Available for sale:
    Fixed maturities-bonds                                         $    69,822,812         $    71,213,819
    Preferred stocks                                                     1,366,215                 972,407
    Common stocks                                                       14,992,971              17,690,075
                                                                    --------------          --------------
            Total Investments                                           86,181,998              89,876,301
Cash and Cash Equivalents                                                9,398,669               8,174,074
Accrued Investment Income                                                  803,267                 761,421
Premiums in Course of Collection                                         4,789,377               4,615,040
Direct Premium Bills Receivable                                         10,374,878              11,855,079
Reinsurance Balances Receivable                                         26,857,523              26,280,329
Prepaid Reinsurance Premiums                                             2,944,630               1,803,202
Property and Equipment - less accumulated deprecia-
  tion of $5,633,630 in 1998 and $5,337,004 in 1997                      3,879,515               3,888,399
Deferred Policy Acquisition Costs                                        8,720,057               8,562,238
Deferred Income Taxes                                                    3,889,000               3,889,000
Other Assets                                                             1,731,865               1,943,631
                                                                    --------------          --------------
            TOTAL                                                  $   159,570,779         $   161,648,714
                                                                    ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid Losses and Loss Adjustment Expenses                         $    74,073,507              71,054,782
Unearned Premiums                                                       33,445,003              34,913,172
Reinsurance Balances Held or Payable                                     8,580,180               6,703,466
Notes Payable to Bank                                                      364,886                 432,473
Accounts Payable and Other Accrued Liabilities                           9,582,470               8,879,920
                                                                    --------------          --------------
            Total Liabilities                                          126,046,046             121,983,813
                                                                    --------------          --------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares  1,962,410
    in 1998 and 1997                                                     6,541,351               6,541,351
  Paid-in surplus                                                       13,097,668              13,097,668
  Unrealized appreciation in market value
    of investments                                                       5,219,490               6,525,256
  Retained earnings                                                      8,666,224              13,500,626
                                                                    --------------          --------------
            Total Stockholders' Equity                                  33,524,733              39,664,901
                                                                    --------------          --------------
            TOTAL                                                  $   159,570,779             161,648,714
                                                                    ==============          ==============

          See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                     1998                      1997
                                                               -------------             -------------
OPERATING ACTIVITIES:

  Net Income (Loss)                                           $   (4,834,402)           $      466,130
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                              (174,337)               (2,184,177)
      Direct premium bills receivable                              1,480,201                (3,886,407)
      Reinsurance balances receivable                               (577,194)                   (9,137)
      Prepaid reinsurance premiums                                (1,141,428)                  167,943
      Deferred policy acquisition costs                             (157,819)                 (212,198)
      Deferred income taxes                                                                    (93,000)
      Other assets                                                   211,766                (1,512,547)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses                   3,018,725                (1,639,256)
      Unearned premiums                                           (1,468,169)                  487,444
      Reinsurance balances held or payable                         1,876,714                 3,352,625
      Accounts payable and other accrued liabilities                 702,550                 3,196,684
    Realized investment gains                                     (1,446,002)                 (636,564)
    Depreciation                                                     229,401                   344,739
    Other                                                            (36,899)                   42,522
                                                               -------------             -------------
          Net cash flow used in operating activities              (2,316,893)               (2,115,199)
                                                               -------------             -------------

INVESTING ACTIVITIES:

  Sale of bonds                                                    5,742,281                 3,705,528
  Maturity of bonds                                               21,976,343                 3,217,277
  Sale of preferred stocks                                            25,000                   405,302
  Sale of common stocks                                            6,213,890                 1,413,215
  Purchase of bonds                                              (24,627,952)               (3,747,096)
  Purchase of preferred stock                                       (427,695)
  Purchase of common stocks                                       (5,072,275)               (2,758,216)
  Purchase of property and equipment                                (220,517)                 (192,395)
  Other                                                                                          4,004
                                                               -------------             -------------
          Net cash flow from investing activities                  3,609,075                 2,047,619
                                                               -------------             -------------

FINANCING ACTIVITIES:

  Payments on bank loan                                              (67,587)                  (61,944)
  Cash dividends paid to stockholders                                                         (441,544)
  Proceeds received from exercise of stock options                                              70,959
                                                               -------------             -------------
          Net cash flow used in financing activities                 (67,587)                 (432,529)
                                                               -------------             -------------

          Net Increase (Decrease) in Cash and Cash
             Equivalents                                           1,224,595                  (500,109)

          Cash and Cash Equivalents, January 1                     8,174,074                 4,349,953
                                                               -------------             -------------
          Cash and Cash Equivalents, September 30             $    9,398,669            $    3,849,844
                                                               =============             =============

                See Notes to Consolidated Financial Information

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------------------------------------------

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

(2) The Company paid total interest expense of $26,434 and $32,076 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

(3) In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires that basic and diluted earnings per share be presented. All prior period per share amounts have been restated in accordance with the new requirements. The weighted-average number of shares outstanding was 1,962,410 for September 30, 1998 and 1,961,360 for September 30, 1997. The weighted-average number of shares outstanding on the diluted basis was 1,964,002 for September 30, 1998 and 1,965,654 for September 30, 1997.
       Diluted earnings per share is not presented because the effect is immaterial or anti-dilutive.

       In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive income (loss) of the Company as defined by this standard was $(2,383,497) for the three months ended September 30, 1998 compared with $1,247,924 for the three months ended September 30, 1997 and was $(6,140,168) for the nine months ended September 30, 1998 compared with $3,315,343 for the nine months ended September 30, 1997. The difference between net income (loss) and comprehensive income (loss) relates to the change in the unrealized appreciation in market value of investments during the periods.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

LIQUIDITY
         The Company has consistently been able to generate adequate amounts of cash to meet its needs, and management is unaware of any trends, demands or commitments which will or are reasonably likely to have a significant effect on the Company's liquidity.

          OPERATING ACTIVITIES
         The net cash flow from operating activities for the nine months ended September 30, 1998 was negative primarily as a result of a 10.6% decrease in net premiums written and unfavorable underwriting results compared with the nine months ended September 30, 1997. The decrease in net premiums written was primarily the result of competitive pricing pressures. The unfavorable underwriting results were caused primarily by the occurrence of several weather-related natural catastrophes and an increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first nine months of 1998 compared with the first nine months of 1997. For the first nine months of 1998, weather-related natural catastrophes resulted in losses of approximately $2,300,000 compared with $500,000 for the nine months ended September 30, 1997.

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

         INVESTING ACTIVITIES
         The net cash flow from investing activities was positive for the first nine months of 1998 because total investment sales and maturities exceeded total investment purchases. During the first nine months of 1998, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. However, whenever possible, management invested a portion of available cash balances and the proceeds received from disposition of investments into investment grade bonds and common and preferred stocks.

         During the first nine months of 1998, unrealized investment losses decreased stockholders' equity by approximately $1,306,000, net, which was comprised of approximately $1,859,000 in gains from debt securities, offset by $3,165,000 in losses from equity securities. The unrealized investment gains from debt securities were primarily the result of the positive effect of declining interest rates during the first nine months of 1998 on the market value of the Company's debt portfolio. The unrealized investment losses from equity securities were primarily the result of a significant decline in equity markets overall during the third quarter of 1998.

         The $1,859,000 unrealized investment gains on debt securities included approximately $479,000 of unrealized investment gains related to five derivative issues purchased by the Company in 1993. As a result of the maturity of $11,700,000 par value and the sale of $2,500,000 par value of these derivative securities, the value carried on the Company's balance sheet for the remaining two issues was approximately $5,450,000. The Company's debt and equity securities are reported on the Company's balance sheet at their respective market values, which fluctuate based upon a variety of market factors. Such fluctuations result in changes to the Company's unrealized investment gains or losses and have a corresponding impact on the Company's stockholders' equity. These derivative securities are known as inverse floaters as their yields, which are adjusted periodically, vary inversely to certain LIBOR rates. On October 1, 1998, $1,650,000 par value of the total $5,650,000 of these derivative issues matured.

         Because these derivative securities were issued by government agencies, the Company believes that their principal is assured at maturity. Barring unforeseen circumstances, the Company has the ability to hold these debt securities until their stated maturity. However, if market conditions are favorable, the Company may dispose of all or a portion of these securities prior to maturity. During the first nine months of 1998, the Company was able to reduce its exposure in such securities by the sale of $2,500,000 par value of one issue of the derivative securities that resulted in a realized investment loss of $175,000. As a matter of investment policy, the Company no longer invests in inverse floating rate securities.

         During the first nine months of 1997, management invested a portion of available cash balances and the proceeds received from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was positive in the first nine months of 1997 as total investment sales and maturities exceeded total investment purchases.


     FINANCING ACTIVITIES
         There were no new financing commitments entered into in the first nine months of 1998 and no significant increase in the cost of current financing arrangements. In February 1998, the Company announced the suspension of regular quarterly cash dividends to stockholders as a result of increases made in the Company's loss and loss adjustment reserves during the fourth quarter of 1997. It is not anticipated that dividends to stockholders will resume within the foreseeable future. Future dividends, if any, will be dependent upon future favorable operating results of the Company.

         The net cash flow from financing activities was negative for the first nine months of 1997 as a result of cash dividends paid to stockholders. During the first nine months of 1997, the Company received approximately $71,000 in proceeds from the exercise of incentive stock options.


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

RESULTS OF OPERATIONS

             Premiums earned decreased 10.8% and 4.0%, respectively, for the three months and nine months ended September 30, 1998 compared with the corresponding 1997 periods. Net premiums written decreased 19.0% and 10.6% for the three months and nine months ended September 30, 1998 compared with the same 1997 periods. These decreases are primarily the result of competitive pricing pressures.

         Average invested assets increased approximately $1,501,000 at September 30, 1998 compared with September 30, 1997. Net investment income increased 2.5% and 9.3%, respectively, for the three months and nine months ended September 30, 1998 compared with the same 1997 periods. The Company's average investment yield was 5.39% for the nine months ended September 30, 1998 compared with 5.02% for the nine months ended September 30, 1997.

         In an effort to maximize the overall return on the Company's investment portfolio, management elected to take advantage of favorable market conditions and in the first nine months of 1998 sold several issues of common stocks which were held in the investment portfolio. Additionally, the Company was able to reduce its exposure in derivative securities by disposing of $2,500,000 par value of a derivative issue that resulted in a realized investment loss of $175,000 during the first quarter of 1998. As a result of these investment activities, net realized investment gains were approximately $187,000 and $1,446,000, respectively, for the three months and nine months ended September 30, 1998 compared with $342,000 and $637,000, respectively, for the three months and nine months ended September 30, 1997.

         The loss and loss adjustment expense ratio was 72.7% for the three months ended September 30, 1998 compared with 70.1% for the three months ended September 30, 1997 and was 82.0% for the nine months ended September 30, 1998 compared with 71.5% for the nine months ended September 30, 1997. These unfavorable underwriting results were caused primarily by the occurrence of several weather-related natural catastrophes and an increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first nine months of 1998 compared with the first nine months of 1997. Weather-related natural catastrophes cost the Company approximately $2,300,000 for the nine months ended September 30, 1998, compared with approximately $500,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998 and September 30, 1997, weather-related natural catastrophe losses were insignificant.

         The policy acquisition cost ratio was 41.7% for the three months ended September 30, 1998 compared with 38.7% for the three months ended September 30, 1997 and was 40.9% for the nine months ended September 30, 1998, compared with 37.9% for the nine months ended September 30, 1997. The increase in this ratio was primarily the result of an increase in amortization of deferred policy acquisition costs resulting from the decrease in net premiums written during the first nine months of 1998.

         The net loss for the Company was approximately $644,000 for the three months ended September 30, 1998 compared with net income of $337,000 for the three months ended September 30, 1997. The Company had a net loss of approximately $4,834,000 for the nine months ended September 30, 1998, compared with net income of $466,000 for the nine months ended September 30, 1997. These unfavorable results are primarily the result of the decrease in premiums earned, the increase in weather related natural catastrophes, unfavorable underwriting results in the automobile and commercial multiple peril lines of business and increased policy acquisition costs during the first nine months of 1998 compared with the first nine months of 1997.

Year 2000 Issues

         The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Some of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but might in many cases be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

         The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance business. The Company recognizes that the computer systems used must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date (e.g., by January 1999 in the case of certain property and casualty insurance policies with one-year terms expiring on or after January 1, 2000). The Company has been taking steps it deems appropriate to meet this challenge, including replacing or upgrading existing computer applications that improve functionality in addition to being Year 2000 compliant.

         During 1997, the Company upgraded its policy processing and claims system to the PMSC Point system as a part of its technology enhancement and Year 2000 compliance initiatives. The Point system is one of the Company's most critical software programs as it is used for the daily administration of the insurance operations. A migration plan was developed and implemented to move from a non-compliant release of the PMSC Point system to a subsequent release which, the Company was advised by PMSC, is fully Year 2000 compliant. This migration was completed in September 1998 and is now used in production. Company personnel tested the system for compliance before moving the upgrade into production. Testing included but was not limited to the following:

 o Processing both new and renewal policies.
 o Processing endorsements, cancellations and reinstatements.
 o Processing new claims and issuing related payments.
 o Verifying that policies with expiration beyond 1999 would actually expire as intended.
 o Running daily and month-end cycles and verifing related output including claims, commissions and reinsurance data.

In order to perform the testing highlighted above, the software's system date was moved forward into the years 2000 and 2001. In every case, the software generated the expected results.

         Other Company systems have been addressed as to Year 2000 compliance and are, or are expected to be, Year 2000 compliant by March 31, 1999. The Company has received information from and has been in contact with certain of its vendors to assure their system's compliance as well, or alternatively, to determine to the extent possible the extent the Company is vulnerable to those third parties' failure to achieve Year 2000 compliance, and if necessary, to develop alternatives. As a result of the Company's ongoing efforts to reengineer its business processes and assuming compliance by third parties with whom the Company conducts business, management believes that the impact on future earnings from efforts to achieve Year 2000 compliance will not be significant. However, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be timely compliant, or that a failure to be compliant by another company would not have a material adverse effect on the Company's future operations.

         The Company believes that in an emergency situation resulting from the severe failure of computer systems, it could revert to the use of manual systems that rely on personal computers and spreadsheet software. Through these manual systems, the Company could perform the minimum functions required to maintain insurance services and provide a minimum level of information reporting to maintain a level of control over the business processes. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on its Year 2000 issues.

         Historical expenses recognized directly related to replacing existing applications with Year 2000 compliant applications cannot be determined with precise accuracy because the Point system project was initiated as a result of management's decision to modernize the business processes of the Company and accomplish Year 2000 compliance at the same time. Also, the implementation of the Point system resulted in some staff reductions within the Company. Including the total costs of conversion to PMSC Point system, expenses recognized directly related to replacing existing applications with Year 2000 compliant applications are approximately $1,500,000 from January 1, 1996 through September 30, 1998 with funds obtained through operating revenues. The Company currently anticipates that it will incur future costs of less than $100,000 for additional third-party vendors and other expenses to achieve Year 2000 readiness for its information technology systems.

           Non-IT systems typically include embeded technology such as microcontrollers. The Company has reviewed non-IT system issues relating to Year 2000 compliance. As a result, the Company believes there are no non-IT issues which might have a significant affect on the Company's operations as a result of failure to be Year 2000 compliant.

          The foregoing statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES



Item 6. (a)          Exhibit 27 - Financial Data Schedule.

        (b)          Reports on Form 8-K

                     The Company filed a report on Form 8-K, dated July 28, 1998, regarding the announcement of a loss for the quarter and six months ended June 30, 1998, and the engagement of an investment banking firm to act as financial advisor.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN INDEMNITY FINANCIAL CORPORATION
                                                (Registrant)


Date    November 11, 1998                  /s/ PHILLIP E. APGAR
     -------------------------    ------------------------------------------
                                             PHILLIP E. APGAR
                                        VICE PRESIDENT-TREASURER - CHIEF
                                                FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)