Form 10-K405
period 1998-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1999-03-31
CIK 5227

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 25, 1999 was $16,602,215 based upon the closing price as of such date.

         As of March 25, 1999, there were outstanding 1,962,410 shares of Common Stock, $3.33 1/3 par value, of the Registrant.

         DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Annual Report to Stockholders for the fiscal year ended December 31, 1998 (portions of which are incorporated into Parts II and IV hereof).

         (2) The Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders proposed to be held June 2, 1999 (portions of which are incorporated into Part III hereof).

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
                                                       PART I
ITEM    1.      Business ...................................................................................  3
                General Development of Business ............................................................  3
                Distribution of Business ...................................................................  3
                Financial Information ......................................................................  4
                    Net Premiums Written ...................................................................  4
                    Underwriting Results ...................................................................  4
                    Loss and Loss Adjustment Expense Reserves ..............................................  5
                Narrative Description of Business ..........................................................  8
                    General ................................................................................  8
                    Reinsurance ............................................................................  8
                    Investments ............................................................................  9
                    Regulation and Other Restrictions ......................................................  9
ITEM    2.      Properties ................................................................................. 10
ITEM    3.      Legal Proceedings .......................................................................... 10
ITEM    4.      Submission of Matters to a Vote of Security Holders ........................................ 10

                                                       PART II

ITEM    5.      Market for the Registrant's Common Equity and Related Stockholder Matters .................. 11
ITEM    6.      Selected Financial Data .................................................................... 11
ITEM    7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ...... 11
ITEM    7A.     Quantitative and Qualitative Disclosures About Market Risk.................................. 11
ITEM    8.      Financial Statements and Supplementary Data ................................................ 11
ITEM    9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....... 11

                                                      PART III

ITEM   10.      Directors and Executive Officers of the Registrant ......................................... 11
ITEM   11.      Executive Compensation ..................................................................... 11
ITEM   12.      Security Ownership of Certain Beneficial Owners and Management ............................. 11
ITEM   13.      Certain Relationships and Related Transactions ............................................. 11

                                                       PART IV

ITEM   14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................ 12
SIGNATURES ................................................................................................. 14
INDEPENDENT AUDITORS' REPORT ............................................................................... 15
SCHEDULE I      Summary of Investments - Other than Investments in Related Parties, December 31, 1998....... S-1
SCHEDULE II     Condensed Financial Information of Registrant .............................................. S-2
SCHEDULE VIII   Valuation and Qualifying Accounts .......................................................... S-5

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

         On March 4, 1999, the Company announced that it had signed a definitive agreement with United Fire & Casualty Company providing for United Fire's acquisition of the Company. The acquisition is conditioned upon approval by the Company's common shareholders, approvals from insurance regulators in Texas, Colorado and Iowa, where the insurance companies are domiciled, compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration of all applicable waiting periods thereunder and certain other customary conditions. It is anticipated that the acquisition will be completed by June 30, 1999.

         United Fire & Casualty Company and its subsidiaries are engaged in the business of writing property and casualty insurance and life insurance. United Fire's headquarters are in Cedar Rapids, Iowa.

DISTRIBUTION OF BUSINESS

         The Company writes the majority of its business in Texas. In general, American Indemnity has avoided writing business in those jurisdictions where regulators are most reluctant to grant rate adjustments. The following table shows the geographic distribution of gross premiums written.


                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                             ----------------------------------
                                                                                                 1998         1997         1996
                                                                                                ------       ------       -----
         Texas ..........................................................................        62.4%        68.9%        71.9%
         Florida ........................................................................         8.6          7.8          6.6
         Louisiana ......................................................................         7.1          7.3          7.3
         Alabama ........................................................................         5.5          4.8          3.5
         Illinois........................................................................         4.6          0.1          0.1
         Mississippi ....................................................................         4.1          3.8          3.8
         Tennessee ......................................................................         2.8          2.7          2.5
         Kentucky .......................................................................         2.5          2.5          2.1
         All other ......................................................................         2.4          2.1          2.2
                                                                                              -----------  -----------  -------
         Total ..........................................................................       100.0%       100.0%       100.0%

         The following table provides the distribution of the Company's business on the basis of net premiums written between personal lines (primarily insurance for private passenger automobiles and residential property) and commercial lines.


                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                                -------------------------------
                                                                                                 1998         1997         1996
                                                                                                ------       ------       -----
         Personal Lines .................................................................          39%          38%          37%
         Commercial Lines ...............................................................          61           62           63
                                                                                                -----        -----         ----
                  Total .................................................................         100%         100%         100%


FINANCIAL INFORMATION

NET PREMIUMS WRITTEN

         The following table summarizes, by major classes of policies written, the amounts and percentages of net premiums written by American Indemnity during the periods indicated.


                              NET PREMIUMS WRITTEN
                             (DOLLARS IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                                1998                       1997                      1996
                                                        -------------------        -------------------       -------------------
Personal automobile ................................    $14,411        25.0%       $15,598        25.3%      $17,844        25.9%
Commercial multiple peril ..........................     12,620        21.9         13,911        22.6        15,973        23.2
Commercial automobile ..............................     12,282        21.3         14,974        24.4        16,272        23.6
Other liability ....................................      7,092        12.3          5,786         9.4         7,646        11.1
Homeowners multiple peril ..........................      6,488        11.3          6,133        10.0         5,506         8.0
Fire and allied lines ..............................      3,385         5.9          3,667         6.0         3,506         5.1
Inland marine ......................................      1,251         2.2          1,361         2.2         1,366         2.0
All other ..........................................         50         0.1             58         0.1           750         1.1
                                                        =======       =====        =======       =====       =======       =====
     Net premiums written ..........................    $57,579       100.0%       $61,488       100.0%      $68,863       100.0%
                                                        =======       =====        =======       =====       =======       =====


         In April 1998, A. M. Best Company assigned the Company a rating of B (Adequate). The Company cannot predict whether this rating will eventually be changed. Although some mortgage lenders will not accept property insurance written by B rated insurers, the Company has not seen any reduction in the number of its property policies which can be attributed to this rating. In the event that any mortgage lenders take exception to any American Indemnity property policies, the Company has arranged for a cut-through endorsement (guaranty bond) from American Reinsurance Company which will meet the standards of mortgage lenders.

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

                            STATUTORY COMBINED RATIOS
                             (DOLLARS IN THOUSANDS)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                   1998                 1997                1996
                                                                                 -------              -------              -------
Premiums earned ..................................................               $62,080              $64,052              $64,579
Statutory losses incurred ........................................                40,278               41,025               38,505
Loss adjustment expenses incurred ................................                 9,031               13,411                7,360
    Loss ratio ...................................................                  64.9%                64.0%                59.6%
    Loss and loss adjustment expense ratio .......................                  79.3                 84.8                 70.9
    Underwriting expense ratio ...................................                  41.7                 36.4                 36.4
    Retrospective premium adjustment ratio .......................                   0.7                 (0.9)                 0.8
                                                                                  ======              =======              =======
        Statutory combined ratio .................................                 121.7%               120.3%               108.1%
                                                                                  ======              =======              =======


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

         With respect to reported claims, the Company establishes reserves on a case-by-case basis, based on the best available evidence as to the cost of the claim. When the reserve for a particular case is set initially, it is based on current estimated costs, such as automobile or home repair costs for property damage claims and, in the case of liability claims, the Company's claims adjuster's and the handling attorney's best estimate of the settlement costs, as well as such attorney's judgment as to the climate of the courts with respect to the size of judgments. While there is no explicit provision made for inflation, these reserves are reviewed continually on a case-by-case basis to determine if, for example, updated cost information on property claims or revised estimates based on new information received in the course of settling or litigating a claim require the reserve to be adjusted. In this manner, the reserve is updated implicitly to reflect additional costs resulting from inflation or from changing social conditions, such as changes in the size of judgments for liability claims.

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

         For each year end since 1987, the Company has obtained an independent actuarial review of its reserves for insured events. As of December 31, 1998, management believes that the Company's reserves for losses and loss adjustment expenses are reasonable and near the mid-point of the reserve range estimated by the Company's independent actuary. As of December 31, 1997, the Company analysis indicated that the Company's reserves were below the reserve range. After extensive review of the data and discussions with the Company's independent actuary, management believed it to be prudent to further increase reserves. Loss and loss adjustment expenses were impacted by a total of approximately $7,700,000 during 1997 as a result of these reserve increases and other changes in reserves during the year.

         The Company establishes reserves for reported losses based upon historical experience and upon a case-basis evaluation of the type of loss, knowledge of the circumstances surrounding each loss and the policy provisions relating to the type of loss. The amount of reserves for unreported losses is determined by estimating unreported losses on the basis of historical and statistical information for each line of insurance with respect to the probable number and nature of losses arising from occurrences which have not yet been reported. Established reserves are closely monitored and are adjusted as needed.

         Loss reserves are estimates at a given time of the ultimate amount expected to be paid on incurred losses based on facts and circumstances known when the estimates are made. Reserves are not discounted. The settlement period on insurance losses may be many years, and as additional facts regarding individual losses become known, it often becomes necessary to refine and adjust the estimates of liability on a loss.

         One factor influencing the predictability of loss reserves, as well as the underwriting results of the Company, is the amount of net property losses incurred resulting from weather-related catastrophes. Weather-related catastrophe losses are an ever present aspect of the property-casualty insurance business. The cost to the Company of such losses in 1998 was approximately $2,300,000, compared with $470,000 for 1997 and $3,525,000 for 1996.

         With respect to losses for insured events, the Company continues to limit the potential effects of large losses on underwriting results by maintaining what it believes to be adequate treaty, facultative and catastrophe reinsurance. See Note 6 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders (the "Annual Report") incorporated herein by reference.





         The following table presents the changes in loss reserves for the three most recent years.


                  RECONCILIATION OF CONSOLIDATED LOSS RESERVES
                             (DOLLARS IN THOUSANDS)


                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                  1998         1997        1996
                                                                                                 -----        -----       -----
Beginning reserve, net ..................................................................        $45,440      $36,833      $39,191
                                                                                                 -------      -------      -------
Provision for:
         Insured events of the current year .............................................         45,366       44,016       44,431
         Insured events of prior years ..................................................          4,127        7,820        1,777
                                                                                               ---------    ---------    ---------
         Incurred loss and loss adjustment expenses .....................................         49,493       51,836       46,208
                                                                                                --------     --------     --------
Payments for losses and loss adjustment expenses:
         Attributable to insured events of the current year .............................         23,385       21,708       24,941
         Attributable to insured events of prior years ..................................         22,294       21,521       23,625
                                                                                                --------     --------     --------
         Total payments .................................................................         45,679       43,229       48,566
                                                                                                --------     --------     --------
Ending reserve, net .....................................................................        $49,254      $45,440      $36,833
                                                                                                 =======      =======      =======

         The following table presents the Company's loss reserve development for the ten years ended December 31, 1998:

            CONSOLIDATED LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                             (DOLLARS IN THOUSANDS)


                                                                             YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                 1989     1990    1991    1992     1993    1994     1995    1996     1997    1998
                                                 ----     ----    ----    ----     ----    ----     ----    ----     ----    ----
LIABILITY FOR UNPAID CLAIMS AND CLAIM
   ADJUSTMENT EXPENSE (1)...................... 51,624   54,449  47,643  43,407   40,841  40,293   39,191  36,833   45,440  49,254

PAID (CUMULATIVE) AS OF:
   One year later.............................. 26,186   25,009  25,514  21,184   20,375  22,759   23,625  21,521   22,294    --
   Two years later............................. 36,055   39,030  35,756  29,795   31,375  32,389   33,613  34,575     --      --
   Three years later........................... 44,317   45,892  40,170  36,068   36,407  37,503   40,591    --       --      --
   Four years later............................ 48,515   48,736  42,984  39,180   38,909  41,641     --      --       --      --
   Five years later............................ 50,044   50,500  44,914  40,438   41,114    --       --      --       --      --
   Six years later............................. 51,324   51,824  45,772  42,164     --      --       --      --       --      --
   Seven years later........................... 52,491   52,538  47,436    --       --      --       --      --       --      --
   Eight years later........................... 52,935   54,118    --      --       --      --       --      --       --      --
   Nine years later............................ 54,330     --      --      --       --      --       --      --       --      --

LIABILITY RE-ESTIMATED AS OF (1):
   One year later.............................. 52,934   53,674  48,803  44,183   42,135  42,700   40,968  44,653   49,567    --
   Two years later............................. 54,949   57,612  51,887  46,609   45,516  46,267   48,576  48,821     --      --
   Three years later........................... 56,414   59,599  52,202  48,749   47,640  50,242   49,825    --       --      --
   Four years later............................ 57,264   59,693  52,947  50,016   50,017  51,118     --      --       --      --
   Five years later............................ 57,112   60,474  53,737  51,085   49,445    --       --      --       --      --
   Six years later............................. 57,552   60,995  54,681  50,814     --      --       --      --       --      --
   Seven years later........................... 57,957   61,788  54,373    --       --      --       --      --       --      --
   Eight years later........................... 58,475   61,629    --      --       --      --       --      --       --      --
   Nine years later............................ 58,232     --      --      --       --      --       --      --       --      --

REDUNDANCY (DEFICIENCY)........................ (6,608) (7,180) (6,730)  (7,407) (8,604) (10,825) (10,634)(11,988) (4,127)    --

Gross liability - end of year..................                                                            55,602   71,055  71,796
Reinsurance recoverable........................                                                            18,769   25,615  22,542
Net liability - end of year....................                                                            36,833   45,440  49,254
Gross re-estimated liability - latest..........                                                            74,193   77,598
Re-estimated recoverable - latest..............                                                            25,372   28,031
Net re-estimated liability - latest............                                                            48,821   49,567
Gross cumulative deficiency....................                                                           (18,591) (6,543)

------------------

(1) The re-estimated liability shown above has been reduced (increased) by retrospective premium adjustments which were subsequently collected from (paid to) workers' compensation policyholders as follows (dollars in thousands): 1989, $838; 1990, $(2,229); 1991, $(1,004); 1992, $(2,454);
       1993, $(1,958); 1994, $(2,223); 1995, $(623); 1996, $170; and 1997,
       $(580). Since these amounts are reported separately from incurred losses in the Company's financial statements prepared in accordance with generally accepted accounting principles and its statutory financial statements, they are reconciling items between this table and Schedule P of the statutory financial statements. Additionally, in accordance with generally accepted accounting principles, accruals have been made for the Company's estimated assessments from the Texas Workers' Compensation Insurance Facility, and the liability for unpaid claims and claim adjustment expenses has been increased by the following amounts (dollars in thousands): 1989, $4,060; 1990, $4,958; 1991, $2,415; and 1992, $603,
       and the re-estimated liability shown above has been increased (decreased) by the following amounts (dollars in thousands): 1989, $751; 1990, $401; 1991, $(366); 1992, $(642); 1993, $(214); 1994, $42; 1995, $54; and 1996,
       $91. Such amounts are also reconciling items between this table and Schedule P of the statutory financial statements.

         In evaluating the above table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1992, but incurred in 1989, will be included in the cumulative deficiency amount for years 1989, 1990 and 1991. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

         Loss reserves amounted to approximately $49,254,000 at December 31, 1998. In view of the variability inherent in the calculation of loss reserves, should the ultimate net cost of American Indemnity's losses prove to be substantially greater than its loss reserves, its operations, earnings and surplus could be adversely affected. The Company believes, however, that its aggregate loss and loss adjustment expense reserves are reasonable and adequate to cover the ultimate net cost of losses and loss adjustment expenses on reported and unreported claims.

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

         The insurance written by American Indemnity is produced through approximately 522 agencies. All such agencies are permitted to, and usually do, represent other insurance companies. In addition, American Indemnity maintains five service offices in three states to service its agencies and policyholders. In five other states, the Company has a marketing representative. During the second quarter of 1998, the Company began offering nonstandard personal automobile insurance in Illinois.

         American Indemnity competes with individual companies and with groups of affiliated companies, many of which have nationwide organizations, more diversified lines of insurance coverage, greater financial resources, larger sales forces and more widespread agency relationships. Competitors include both stock and mutual companies and other underwriting organizations.

         As of December 31, 1998, the Company and American Indemnity had 147 home office employees and 76 employees in the field.

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

         During 1998, property insurance risks were reinsured under treaty arrangements whereby $900,000 of losses in excess of $100,000 are automatically reinsured. Effective January 1, 1999, American Indemnity's retention for property risks increased to $150,000 from $100,000. During 1998, American Indemnity carried excess catastrophe reinsurance which covered 95% of all losses with respect to windstorm, hurricane and hail suffered within any two separate 72 hour periods within a 12 month interval up to $36,000,000 in excess of $4,000,000. Effective January 1, 1999, the aggregate excess reinsurance under this agreement was terminated. The Company has never had an individual catastrophe loss in excess of $6,300,000; however, there can be no assurance that a greater loss could not occur in the future.

         All claims on automobile liability and casualty insurance over $175,000 up to $2,000,000 are automatically reinsured under a treaty. All claims on non-standard personal automobile risks in Illinois are reinsured under a fifty percent quota share reinsurance agreement.

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

         The invested assets of the Company at December 31, 1998 are set forth on Schedule I hereto.

         The following table sets forth the investment results of the Company, exclusive of investments in subsidiaries, for each of the three years ended December 31, 1998 (dollars in thousands).


                            AVERAGE CASH                                      ANNUAL PERCENTAGE                  NET CAPITAL
                          AND INVESTMENTS                                         EARNED ON                    GAINS (LOSSES)
                -------------------------------------         NET         -------------------------        ------------------------
                              INVEST-                      INVESTMENT     INVESTMENTS   INVESTMENTS                         UNREAL-
    YEAR        CASH          MENTS(1)        TOTAL        INCOME(2)       AND CASH      ONLY               REALIZED        IZED
------------   ------        ---------        -------      ----------     -----------   -----------        ---------       --------
1996........   $4,566        $86,388          $90,954      $4,592            5.05%          5.32%          $  658           $  (304)
1997........    6,262         87,902           94,164       4,368            4.64           5.00            1,482             4,445
1998........    8,998         86,718           95,716       4,709            4.92           5.43            1,601            (1,005)

-------------
(1) The average of amounts at beginning and end of year with securities valued at market value.

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

         The Insurance Holding Company System Regulatory Act (the "Texas Act") regulates insurance companies authorized to do business in the State of Texas which are members of an insurance holding company system. Under the Texas Act, no insurance company may pay dividends within any twelve-month period which exceed the greater of 10% of such insurer's statutory surplus as regards policyholders, as reported at the end of the preceding calendar year, or the statutory net investment income of such insurer for such year, without the consent of the Commissioner of Insurance of the State of Texas. Furthermore, only such earnings of American Indemnity determined on the statutory basis, exclusive of restricted surplus and special surplus funds, are available for distribution as cash dividends and are subject to declaration by American Indemnity's Board of Directors and to such restrictions imposed by law or regulation on the payment of dividends. For amounts available for payment of dividends by American Indemnity, see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report.

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

ITEM 2.  PROPERTIES.

         The home office facilities consist of two adjacent and connected buildings owned by American Indemnity with an aggregate of 152,000 square feet located in the business section of Galveston, Texas. The Company's home office facilities are 99.9% occupied by the Company and 0.1% leased to other parties. All other facilities of the Company consist of a total of five service offices in three states that are leased by American Indemnity for terms of one to five years. The Company believes that its leased and owned properties are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         None, except in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The information set forth under the captions "Per Share Market and Dividend Information" and "Common Stock" in the Annual Report is incorporated herein by reference. Reference is also made to "Regulation and Other Restrictions" under Item 1 of this Form.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information set forth under the caption "Five Year Comparative Summary of Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Results of Operations-Quantitative and Qualitative Market Risk Disclosures" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements", "Independent Auditors' Report" and "Selected Quarterly Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the captions "Principal Stockholders", "Election of Directors" and "Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Other Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    DOCUMENTS FILED AS A PART OF THIS REPORT.

1.     FINANCIAL STATEMENTS

       The financial statements listed below appear in the Annual Report. Such financial statements are incorporated herein by reference.

         Consolidated Balance Sheets, December 31, 1998 and 1997

         Consolidated Statements of Income for the Three Years Ended December 31, 1998

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998

         Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998

         Notes to Consolidated Financial Statements



2.     FINANCIAL STATEMENT SCHEDULES


                                                                                                PAGE
                                                                                                ----
       Schedule I -        Summary of Investments - Other Than Investments
                           in Related Parties, December 31, 1998 ..........................      S-1

       Schedule II -       Condensed Financial Information of Registrant:
                           Balance Sheets, December 31, 1998 and 1997 .....................      S-2
                           Statements of Income for the Three Years Ended
                           December 31, 1998 ..............................................      S-3
                           Statements of Cash Flows for the Three Years Ended
                           December 31, 1998 ..............................................      S-4

       Schedule VIII -     Valuation and Qualifying Accounts,
                           December 31, 1998 and 1997 .....................................      S-5



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

         2.1 Agreement and Plan of Merger, dated March 4, 1999, by and among the Company, United Fire & Casualty Company and AI Acquisition Corporation (Exhibit 2.1 to the Company's Current Report on Form 8-K, filed March 10, 1999, is incorporated by reference herein).

         3.1. Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated by reference herein).

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

         +10.4. Form of the Company's Non-Incentive Stock Option Agreement (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-47359), is incorporated by reference herein).

         +10.5. Form of the Company's Incentive Stock Option Agreement (Exhibit 4.6 to the Company's Registration Statement on Form S-8 (No. 33-47359), is incorporated by reference herein).

         +10.6. The Company's 1992 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 33-47546), is incorporated by reference herein).

         +10.7. Form of the Company's Non-Employee Director Stock Option Agreement (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-47546), is incorporated by reference herein).

         +10.8. The Company's 1997 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-42439), is incorporated by reference herein).

         +10.9. Form of the Company's Non-Employee Director Stock Option Agreement (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-42439), is incorporated by reference herein).

         *13.1. Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

         21.1. List of the Company's Subsidiaries (Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference herein).

         *23.1.   Consent of Independent Auditors.

         *24.1.   Powers of Attorney.

         *27.1    Financial Data Schedule.

----------

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

                                        AMERICAN INDEMNITY FINANCIAL CORPORATION



                                    By    /s/  PHILLIP E. APGAR
                                       -----------------------------------------
Dated March 29, 1999                            Phillip E. Apgar
                                       Vice President, Treasurer and
                                       Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


              SIGNATURE                                             TITLE
              ---------                                             -----
   /S/ J. FELLMAN SEINSHEIMER, III                    PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
----------------------------------------------------      (PRINCIPAL EXECUTIVE OFFICER)
    (J. FELLMAN SEINSHEIMER, III)

         /S/ PHILLIP E. APGAR                         VICE PRESIDENT, TREASURER AND CHIEF FINANCIAL OFFICER
----------------------------------------------------      (PRINCIPAL FINANCIAL OFFICER AND
          (PHILLIP E. APGAR)                              PRINCIPAL ACCOUNTING OFFICER)

       WILLIAM C. LEVIN, M.D.*                        DIRECTOR
----------------------------------------------------
       (WILLIAM C. LEVIN, M.D.)

       HARRIS L. KEMPNER, JR.*                        DIRECTOR
----------------------------------------------------
       (HARRIS L. KEMPNER, JR.)

           MARVIN L. WEST*                            DIRECTOR
----------------------------------------------------
           (MARVIN L. WEST)

                                                      DIRECTOR
----------------------------------------------------
           (JACK T. CURRIE)

            HENRY W. HOPE*                            DIRECTOR
----------------------------------------------------
           (HENRY W. HOPE)

          SYNOTT L. MCNEEL*                           DIRECTOR
----------------------------------------------------
          (SYNOTT L. MCNEEL)

      JAMES W. MCFARLAND, PH.D.*                      DIRECTOR
----------------------------------------------------
     (JAMES W. MCFARLAND, PH.D.)

            FRED C. BURNS*                            DIRECTOR
----------------------------------------------------
           (FRED C. BURNS)


*By     /s/  PHILLIP E. APGAR
     -----------------------------------------------
    (Phillip E. Apgar, pursuant to Power of Attorney)

                          INDEPENDENT AUDITORS' REPORT


AMERICAN INDEMNITY FINANCIAL CORPORATION:

         We have audited the consolidated financial statements of American Indemnity Financial Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 19, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
March 19, 1999

                                                                      SCHEDULE I

            AMERICAN INDEMNITY FINANCIAL CORPORATION AND SUBSIDIARIES

                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES


----------------------------------------------------------------------------------------------------------------------------
                                                                                       DECEMBER 31, 1998
                                                                       -----------------------------------------------------
                                                                                                               AMOUNT
                                                                                                           AT WHICH SHOWN
                                                                                             MARKET        IN THE BALANCE
                              TYPE OF INVESTMENT                          COST(a)            VALUE              SHEET
----------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
   Bonds
     United States government and government
       agencies and authorities .......................................    $21,209,268       $21,631,169        $21,631,169
     Mortgage-backed securities issued by U.S.
       government agencies and authorities ............................     21,476,324        21,546,319         21,546,319
     Collateralized mortgage obligations ..............................      9,772,422         9,833,412          9,833,412
     States, municipalities and political subdivisions ................      1,119,869         1,207,010          1,207,010
     All other.........................................................     12,025,991        12,609,642         12,609,642
                                                                          ------------      ------------       ------------
         Total fixed maturities .......................................     65,603,874        66,827,552         66,827,552
                                                                           -----------       -----------        -----------

Equity securities:
   Common stocks
     Public utilities .................................................    $ 4,467,773       $ 6,515,439        $ 6,515,439
     Banks, trusts and insurance companies ............................      2,452,982         3,967,098          3,967,098
     Industrial, miscellaneous and all other ..........................      4,386,973         5,112,512          5,112,512
   Nonredeemable preferred stocks .....................................      1,127,601         1,136,433          1,136,433
                                                                          ------------      ------------       ------------
         Total equity securities ......................................     12,435,329        16,731,482         16,731,482
                                                                           -----------       -----------        -----------
         Total investments ............................................    $78,039,203       $83,559,034        $83,559,034
                                                                           ===========       ===========        ===========


----------

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

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                 BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------------
                                                                                              DECEMBER 31,
                                                                                   ------------------------------------
                                                                                         1998              1997
-----------------------------------------------------------------------------------------------------------------------
                                             ASSETS

CURRENT ASSETS:
   Bonds........................................................................      $                 $     298,331
   Cash and cash equivalents ...................................................            282,984            37,704
   Receivable from affiliate ...................................................             54,926            37,037
                                                                                      -------------     -------------
                  Total current assets .........................................            337,910           373,072
INVESTMENTS IN SUBSIDIARIES AND AFFILIATE - At equity, including unrealized appreciation in market value of investments held
   by subsidiaries .............................................................         32,476,029        39,292,839
                                                                                        -----------       -----------
                  TOTAL ASSETS .................................................        $32,813,939       $39,665,911
                                                                                        ===========       ===========

                                           LIABILITIES

Accounts Payable ...............................................................      $         573     $       1,010
                                                                                      -------------     -------------

                                      STOCKHOLDER'S EQUITY

Common stock, $3.33 1/3 par value, authorized 2,500,000 shares;
  outstanding shares, 1,962,410 at December 31, 1998 and 1997 ..................        $ 6,541,351       $ 6,541,351
Preferred stock, authorized 2,000,000 shares; none outstanding .................
Paid-in surplus ................................................................         13,097,668        13,097,668
Unrealized appreciation in market value of investments held by
  subsidiaries and affiliate....................................................          5,519,831         6,525,256
Retained earnings (substantially all of which represent equity in
  undistributed earnings of subsidiaries and affiliate) ........................          7,654,516        13,500,626
                                                                                        -----------       -----------
                  TOTAL ........................................................        $32,813,366       $39,664,901
                                                                                        -----------       -----------

TOTAL LIABILITIES AND EQUITY ...................................................        $32,813,939       $39,665,911
                                                                                        ===========       ===========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              1998          1997           1996
-------------------------------------------------------------------------------------------------------------------
INCOME:
   That portion of the equity in earnings of wholly
    owned subsidiaries which is equal to the amount
    of dividends received during the year .............................   $              $   725,583    $   215,876
   Investment income ..................................................         7,476         16,896         21,110
                                                                          -----------    -----------    -----------
                  Total ...............................................         7,476        742,479        236,986
EXPENSES ..............................................................        60,090         50,624         46,938
                                                                          -----------    -----------    -----------
INCOME BEFORE FEDERAL INCOME TAX AND EQUITY IN
   EARNINGS OF WHOLLY OWNED SUBSIDIARIES ..............................       (52,614)       691,855        190,048

CREDIT FOR FEDERAL INCOME TAX - CURRENT ...............................       (17,889)       (12,950)          (702)
                                                                          -----------    -----------    -----------
INCOME BEFORE EQUITY IN EARNINGS OF
    WHOLLY OWNED SUBSIDIARIES .........................................       (34,725)       704,805        190,750
 INCOME (LOSS) OF WHOLLY OWNED SUBSIDIARIES AND AFFILIATE, IN EXCESS OF
  DIVIDENDS RECEIVED ..................................................    (5,811,385)    (6,585,979)     1,757,203
                                                                          -----------    -----------    -----------
 NET INCOME (LOSS) ....................................................   $(5,846,110)   $(5,881,174)   $ 1,947,953
                                                                          ===========    ===========    ===========

 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE ........................   $     (2.98)   $     (3.00)   $      1.00
                                                                          ===========    ===========    ===========

                                                                     SCHEDULE II

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------
                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1998           1997           1996
----------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income (loss) ...............................................   $(5,846,110)   $(5,881,174)   $ 1,947,953
   Adjustments to reconcile net income
    to net cash flows from operating activities:
      Excess of equity in income of
        subsidiaries and affiliate over dividends received therefrom     5,811,385      6,585,979     (1,757,203)
      Realized investment gains (losses) ...........................                                      (7,911)
      Decrease (Increase) in accrued investment income .............                          596          6,299
      Increase in receivable from affiliate ........................       (17,889)        (9,749)          (702)
      Other ........................................................          (437)        (3,082)           127
                                                                       -----------    -----------    -----------
                  Net cash flow from operating activities ..........       (53,051)       692,570        188,563
                                                                       -----------    -----------    -----------

 INVESTING ACTIVITIES:
   Sales and maturities of bonds ...................................       550,000        715,000        929,898
   Purchase of bonds ...............................................      (251,669)      (899,655)      (558,626)
                                                                       -----------    -----------    -----------
                  Net cash flow from investing activities ..........       298,331       (184,655)       371,272
                                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
   Cash dividends paid to stockholders .............................                     (588,725)      (584,650)
   Proceeds received from exercise of stock options ................                       70,959         30,624
                                                                       -----------    -----------    -----------
                  Net cash flow from financing activities ..........                     (517,766)      (554,026)
                                                                       -----------    -----------    -----------
   Net Increase (Decrease) in Cash and Cash Equivalents ............       245,280         (9,851)         5,809
   Cash and Cash Equivalents - January 1 ...........................        37,704         47,555         41,746
                                                                       -----------    -----------    -----------
   Cash and Cash Equivalents - December 31 .........................   $   282,984    $    37,704    $    47,555
                                                                       ===========    ===========    ===========

                                                                   SCHEDULE VIII

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


------------------------------------------------ --------------------- ------------------- ------------------ --------------------
                                                      BALANCE AT                                                    BALANCE AT
                  DESCRIPTION                         BEGINNING            ADDITIONS          DEDUCTIONS               END
                                                      OF PERIOD                                                     OF PERIOD
------------------------------------------------ --------------------- ------------------- ------------------ --------------------
Year Ended December 31, 1998:
    Allowance for doubtful accounts..........             $500                  $380               $(500)              $380
Year Ended December 31, 1997:
    Allowance for doubtful accounts..........               --                   500                  --                500

                                INDEX TO EXHIBITS


Exhibit
Number            Description
------            -----------
2.1               Agreement and Plan of Merger, dated March 4, 1999, by and
                  among the Company, United Fire & Casualty Company and AI
                  Acquisition Corporation (Exhibit 2.1 to the Company's Current
                  Report on Form 8-K, filed March 10, 1999, is incorporated by reference herein).

3.1.              Certificate of Incorporation of the Company, as amended
                  (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated by reference herein).

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

+10.4.            Form of the Company's Non-Incentive Stock Option Agreement
                  (Exhibit 4.5 to the Company's Registration Statement on Form
                  S-8 (No. 33-47359), is incorporated by reference herein).

+10.5.            Form of the Company's Incentive Stock Option Agreement
                  (Exhibit 4.6 to the Company's Registration Statement on Form
                  S-8 (No. 33-47359), is incorporated by reference herein).

+10.6.            The Company's 1992 Non-Employee Director Stock Option Plan
                  (Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (No. 33-47546), is incorporated by reference herein).

+10.7.            Form of the Company's Non-Employee Director Stock Option
                  Agreement (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-47546), is incorporated by reference herein).

+10.8.            The Company's 1997 Non-Employee Director Stock Option Plan
                  (Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (No. 333-42439), is incorporated by reference herein).

+10.9.            Form of the Company's Non-Employee Director Stock Option
                  Agreement (Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-42439), is incorporated by reference herein).

*13.1. Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

21.1.             List of the Company's Subsidiaries (Exhibit 22.1 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990, is hereby incorporated by reference herein).

*23.1.            Consent of Independent Auditors.

*24.1.            Powers of Attorney.

*27.1             Financial Data Schedule.


----------

*        Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.