Form 10-K405/A
period 1998-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1999-05-05
CIK 5227

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                  FORM 10-K/A


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 25, 1999 was $16,602,215 based upon the closing price as of such date.

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





--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                            ----
                                                       PART I
ITEM    1.      Business ...................................................................................  3
                General Development of Business ............................................................  3
                Distribution of Business ...................................................................  3
                Financial Information ......................................................................  4
                    Net Premiums Written ...................................................................  4
                    Underwriting Results ...................................................................  4
                    Loss and Loss Adjustment Expense Reserves ..............................................  5
                Narrative Description of Business ..........................................................  8
                    General ................................................................................  8
                    Reinsurance ............................................................................  8
                    Investments ............................................................................  9
                    Regulation and Other Restrictions ......................................................  9
ITEM    2.      Properties ................................................................................. 10
ITEM    3.      Legal Proceedings .......................................................................... 10
ITEM    4.      Submission of Matters to a Vote of Security Holders ........................................ 10

                                                       PART II

ITEM    5.      Market for the Registrant's Common Equity and Related Stockholder Matters .................. 11
ITEM    6.      Selected Financial Data .................................................................... 11
ITEM    7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ...... 11
ITEM    7A.     Quantitative and Qualitative Disclosures About Market Risk.................................. 11
ITEM    8.      Financial Statements and Supplementary Data ................................................ 11
ITEM    9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....... 11

                                                      PART III

ITEM   10.      Directors and Executive Officers of the Registrant ......................................... 11
ITEM   11.      Executive Compensation ..................................................................... 15
ITEM   12.      Security Ownership of Certain Beneficial Owners and Management ............................. 21
ITEM   13.      Certain Relationships and Related Transactions ............................................. 22

                                                       PART IV

ITEM   14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................ 23
SIGNATURES ................................................................................................. 25
INDEPENDENT AUDITORS' REPORT ............................................................................... 26
SCHEDULE I      Summary of Investments - Other than Investments in Related Parties, December 31, 1998....... S-1
SCHEDULE II     Condensed Financial Information of Registrant .............................................. S-2
SCHEDULE VIII   Valuation and Qualifying Accounts .......................................................... S-5

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

         On March 4, 1999, the Company announced that it had signed a definitive agreement with United Fire & Casualty Company providing for United Fire's acquisition of the Company (the "Merger"). The acquisition is conditioned upon approval by the Company's common shareholders, approvals from insurance regulators in Texas, Colorado and Iowa, where the insurance companies are domiciled, compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration of all applicable waiting periods thereunder and certain other customary conditions. It is anticipated that the acquisition will be completed by June 30, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                   DIRECTORS

         The following table sets forth information with respect to each person nominated for election as a Class II director and each person whose term of office as a director will continue, if the Merger is not consummated, after the annual meeting of stockholders proposed to be held on June 2, 1999. Except for
J. Fellman Seinsheimer, III, William C. Levin, M.D. and Harris L. Kempner, Jr., who owned beneficially 29.5%, 2.2% and 1.2%, respectively, of the outstanding shares of Common Stock at April 28, 1999, each nominee and director owned less than 1% of the outstanding shares of Common Stock at such date. The table has been prepared from information obtained from the respective nominees and directors.

                                                                                                                   SHARES OF
                                                                                                                    COMMON
                                                                                                                     STOCK
                                                                                                                  BENEFICIALLY
                                                                                                SERVED AS          OWNED ON
                                                                   PRINCIPAL                    DIRECTOR           APRIL 28,
NAME                                          AGE                 OCCUPATION                      SINCE             1999(1)
----                                        ------  --------------------------------------      ---------        -------------
                                         CLASS II - NOMINEES FOR TERMS EXPIRING IN 2002
Jack T. Currie(2)(3)......................    70     Investments                                    1977           7,751(4)

Synott L. McNeel(3)(5)....................    75     Investments                                    1973           8,000(6)

J. Fellman Seinsheimer, III(2)(3).........    58     President and Chief Executive                  1973         578,205(7)
                                                       Officer of the Company

                                        CLASS III - DIRECTORS WHOSE TERMS EXPIRE IN 2000
Fred C. Burns(2)..........................    61     Managing Partner - John L.                     1997           2,000(6)
                                                       Wortham & Son, L.L.P.
Harris L. Kempner, Jr.(8).................    59     President - Kempner Capital                    1991          22,611(4)(9)
                                                       Management, Inc.
William C. Levin, M.D.....................    82     Consultant in Hematology                       1973          42,587(10)

                                         CLASS I - DIRECTORS WHOSE TERMS EXPIRE IN 2001
Henry W. Hope(2)(8).......................    58     Partner - Fulbright & Jaworski L.L.P.          1977           4,479(4)

James W. McFarland, Ph.D(5)...............    53     Dean - A.B. Freeman School of                  1994           3,500(11)
                                                       Business, Tulane University
Marvin L. West(5)(8)......................    70     Management Consultant                          1980           3,053(11)

(1) Unless otherwise indicated below, each director or nominee has sole voting and investment power with respect to the shares attributed to him.

(2) Member of the Nominating and Management Development Committee of the Board of Directors.

(3)  Member of the Executive Committee of the Board of Directors.

(4)  Includes 4,000 shares issuable on the exercise of options.

(5)  Member of the Audit Committee of the Board of Directors.

(6)  Includes 2,000 shares issuable on the exercise of options.

(7) Does not include 270 shares owned of record by his sons, as to which Mr. Seinsheimer disclaims any beneficial ownership or interest. See Notes (1) and (3) under Item 12 "Security Ownership of Certain Beneficial Owners and Management".

(8)  Member of the Compensation Committee of the Board of Directors.

(9) Includes 18,611 shares held by the H. Kempner Trust, of which Mr. Kempner is a beneficiary, is one of five trustees and shares voting and investment power.

(10) Includes 4,000 shares issuable upon the exercise of options, but does not include 471,770 shares beneficially owned by the Family Trust, of which Dr. Levin is a co-trustee. See Note (2) under Item 12 "Security Ownership of Certain Beneficial Owners and Management".

(11) Includes 3,000 shares issuable on the exercise of options.

Fred C. Burns joined John L. Wortham & Son in 1963 and was elected Partner in 1970. He became Managing Partner in 1985. Mr. Burns serves as a director of Chase Bank of Texas, The Council of Insurance Agents and Brokers, Assurex Development Corporation and is a registered principal of the National Association of Securities Dealers.

Jack T. Currie has been engaged in managing personal investments since January 1986. Prior to 1986, he was engaged in the merchant banking and investment banking businesses. Mr. Currie is also a member of the Boards of Directors of SM&R Growth Fund, SM&R Equity Income Fund, SM&R Balanced Fund, Inc. and Stewart & Stevenson Services, Inc.

Henry W. Hope has been a partner in the law firm of Fulbright & Jaworski L.L.P. since 1975.

Harris L. Kempner, Jr. has served as a Trustee of H. Kempner Trust Association of Galveston since 1964 and as President of Kempner Capital Management, Inc. since 1981. He serves on the Boards of Directors of Imperial Holly Corp., TNP Enterprises and Cullen Frost Bankers, Inc.

William C. Levin, M.D. served as President of the University of Texas Medical Branch at Galveston from 1974 until his retirement in September 1987. He served as the Ashbel Smith Professor at the University until his retirement from that position in September 1992 and now serves as a consultant in hematology.

James W. McFarland is dean and professor at Tulane University's A.B. Freeman School of Business, positions he has held since 1988. Prior to that time, he was dean of the College of Business Administration at the University of Houston. He is a member of the Boards of Directors of Sizeler Property Investors, Inc. and Stewart Enterprises, Inc. and serves on the Audit and Compensation Committees of both companies. Mr. McFarland also serves on the Audit, Executive and Compensation Committees of Sizeler Property Investors, Inc. In addition, Mr. McFarland is a member of the Board of Directors of Petroleum Helicopters Inc. and serves on the Audit Committee of that company.

Synott L. McNeel served as Senior Vice President, Secretary and Treasurer of the Company from January 1983 until his retirement on December 31, 1993. Prior to that time he served as Senior Vice President and Treasurer of the Company since 1973.

J. Fellman Seinsheimer, III has served as President and Chief Executive Officer since July 1992. He served as President and Chief Operating Officer from January 1983 to July 1992, and prior to that time was Executive Vice President and Secretary of both the Company and American Indemnity, the Company's principal insurance subsidiary.

Marvin L. West has served as a management consultant since July 1991. From November 1988 until July 1991, Mr. West handled personal investments. Mr. West served as Chairman of the Board and President of Westheimer National Bank from July 1984 until November 1988.

J. Fellman Seinsheimer, III is the son and William C. Levin, M.D. is the brother-in-law of Mr. Seinsheimer, Jr., the principal stockholder of the Company.

The Board has an established Executive Committee, Audit Committee, Nominating and Management Development Committee and Compensation Committee. The Executive Committee performs various tasks in the management of the business and affairs of the Company and may exercise all of the powers of the Board when it is not in session except those reserved by law to the Board. The Audit Committee recommends the selection of and confers with the Company's independent accountants regarding the scope and adequacy of annual audits and other review procedures, reviews reports from the independent accountants relating to the annual audits and quarterly reviews, and meets with such independent accountants and the Company's internal auditors and financial personnel to review such reports and the adequacy of the Company's financial controls, accounting principles and policies. The Audit Committee also reviews compliance with the Company's reporting obligations and certain Company policies. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation for the executive officers and directors of the Company and for administering the Company's employee stock option plans. The primary function of the

Nominating and Management Development Committee is to review management's recommendations for persons to serve as the Company's executive officers and as members of the Board and committees of the Board (other than the Nominating and Management Development Committee), together with such other nominees as it may choose to consider, and to recommend to the Board the persons nominated by the Committee for such positions. If the Merger is not consummated, the Nominating and Management Development Committee will consider for the annual meeting of stockholders to be held in 2000 nominees for director recommended by stockholders that are submitted in writing, together with adequate information regarding such person's biographical data and qualifications, addressed to the Nominating and Management Development Committee at the address of the Company's principal executive office and received no later than November 24, 1999. The Nominating and Management Development Committee periodically considers executive management development and succession matters.

         During 1998, the Board held five meetings, the Executive Committee held one meeting , the Audit Committee held four meetings, the Nominating and Management Development Committee held one meeting and the Compensation Committee held one meeting. During 1998, each incumbent director attended 75% or more of the total number of meetings of the Board and the committees on which he served.

                               EXECUTIVE OFFICERS

         The following table lists the persons currently serving as the executive officers of the Company and who have been nominated for re-election to such positions at the directors' meeting to be held following the Annual Meeting of Stockholders. If elected and if the Merger is not consummated, the persons named below are expected to serve in the position stated until the next annual meeting of the directors and until their successors are elected and qualified. Both officers have been continually employed by the Company in an executive capacity for the last five years. Mr. Apgar is 45 years of age and has been employed with American Indemnity Company in various capacities since April 1974, most recently as Vice President and Controller. Mr. Apgar beneficially owns 500 shares of Common Stock, which represents less than 1% of the shares of Common Stock outstanding as of April 28, 1999.

                                                    SERVED AS
                                                     OFFICER
               NAME                                   SINCE                         POSITION
-------------------------------------------         ---------         -------------------------------------
J. Fellman Seinsheimer, III................           1973            President and Chief Executive Officer
Phillip E. Apgar, C.P.A....................           1994            Vice President, Treasurer and Chief
                                                                      Financial Officer

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file Form 3, Form 4 and Form 5 reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, all Section 16(a) filing requirements were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.


                             EXECUTIVE COMPENSATION

                      REPORT OF THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

         This report is presented by the Compensation Committee (the "Committee") of the Board of Directors of the Company relating to the compensation policies of the Company for its executive officers. This report sets forth the major components of executive compensation and the basis by which the 1998 compensation determinations were made by the Committee and the Board of Directors with respect to the executive officers of the Company.

         The compensation programs of the Company as they apply to executive officers are generally administered by or under the direction of the Committee and are reviewed on an annual basis to insure that remuneration levels and benefits are competitive and reasonable in light of the overall performance of the Company in recent years. The Committee is composed of three directors who are not employees of the Company or its subsidiaries and is responsible for recommending to the full Board of Directors compensation for the executive officers of the Company. Stock based compensation decisions for the Company's executive officers are in each case made by the full Board of Directors of the Company following recommendations by the Committee.

COMPENSATION POLICIES

         In determining compensation for the Company's executive officers, the Committee and the Board seek to ensure that the executive officers are effectively compensated in terms that are both internally equitable and externally competitive. Compensation decisions should include consideration of all factors relevant to these decision, including the performance of the specific officer under consideration, the financial condition and results of operations of the Company, conditions prevailing generally in the Company's industry during the applicable periods and the Company's performance in light of such conditions. Management's recommendations are requested and considered by the Committee.

COMPENSATION PROGRAM CONSIDERATIONS

         In 1998, compensation for the Company's executive officers consisted primarily of base salary and certain other benefits, including contributions to the Company's cash balance retirement plan and to the Company's 401(k) plan. The Committee and the Board considered certain of these components as follows.

         Base Salary -- Base salary levels are determined principally on the factors mentioned above, as well as the Company's past compensation practices, compensation practices in the applicable geographic region and by comparison with companies that are similar to the Company. The most important factor in the Committee's determination is the Committee's understanding and perception of how the particular officer performed during the preceding periods under the circumstances as they existed at such times.

         In early 1998, the Company obtained updated compensation information from two outside firms with respect to both the Chief Executive Officer and the Chief Financial Officer (the "compensation survey"). This compensation survey illustrated that the executive officers' base salaries were at or below the average or predicted base salaries, as well as the total compensation levels, as shown in the compensation survey for the officers' respective positions. While the companies used in the compensation survey are not known by the Committee, the Committee believes that they are not the companies comprising the indices utilized in the performance graph.

         In general, base salary levels and increases in these levels reflect the Committee's view of the contribution made by the particular executive officer based on, among other things, the factors listed above. These factors are typically subjective. No quantifiable goals or standards are established, although the compensation survey provides certain benchmarks considered by the Committee for compensation levels. The Committee does not believe that profitability of the Company in any one year should be determinative of compensation levels. However, profitability and other results of operations of the Company must be considered, as well as the performance of the Company relative to other companies in the industry. The Committee noted the disappointing results for 1997, as well as 1995, although it recognized the significant improvement in 1996 over 1995. Though discussions at previous Board meetings, the Committee was aware of the matters that contributed to the 1995 and 1997 results. The Committee discussed other items of operations of which it was aware, including the Company's experiences in converting to its new computer system. Also noted was management's recommendation that no increases in compensation be given to executive officers in 1998 and that this was consistent with management's position in the past. Following discussion on these and other matters, the Committee recommended no adjustment in the base salaries for the executive officers in 1998.

         Stock Options -- The Committee and the Board believe that stock options provide a valuable incentive to the key employees of the Company, particularly those having substantial responsibility for the future and success of the Company. By providing an opportunity to increase their ownership of Company stock, the interests of the stockholders and those key personnel will become more closely aligned. Stock options provide the option holder with additional incentive to remain in the Company's employ and to bring about greater growth and success of the Company. Options also provide a means to tie compensation more closely to the Company's financial performance to the extent reflected in the price of the Company's Common Stock. The Chief Executive Officer currently has no options outstanding, although the Chief Financial Officer has outstanding options granted several years ago.

         Following the discussion noted above, the Committee determined that no option grants for the executive officers would be recommended to the Board at the time of these actions by the Committee, but may be considered later in the year.

         Other Matters -- The Company has various other employee benefit plans and executive officers participate in these on the same terms as eligible, non-executive employees, subject to any legal limits on such participation. These include the cash balance retirement plan and 401(k) Plan adopted by the Company's subsidiary and an automobile bonus plan whereby employees are compensated for taxes incurred for personal use of company automobiles.

1998 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

         In considering the compensation for J. Fellman Seinsheimer, III, the President and Chief Executive Officer of the Company, the Committee considered the performance of the Company in 1997, its most recently completed fiscal year, as well as in previous periods. The Committee recognizes that performance of Company personnel during difficult periods can be more important, and can provide a greater contribution, than during more prosperous periods, notwithstanding results that are not satisfactory. Nevertheless, the Committee believes the results of the Company must be considered along with other operational issues. Following discussion of these and the matters mentioned above, the Committee determined that there should be no upward or downward adjustment in the base compensation of the Chief Executive Officer.

SUMMARY

         The Committee believes that the annual compensation for the Company's executive officers appropriately reflects the contribution of such officers to the Company and is reflective of the individual performance and the financial performance of the Company.

                          COMPENSATION COMMITTEE OF THE
                               BOARD OF DIRECTORS

                                  Henry W. Hope
                             Harris L. Kempner, Jr.
                                 Marvin L. West

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Harris L. Kempner, Jr., a director of the Company, is Chairman Emeritus of the Board of United States National Bank, which serves as the principal banking institution for the Company. Henry W. Hope, a director of the Company, is a partner in the law firm of Fulbright & Jaworski L.L.P., which serves as corporate and securities counsel to the Company.

         The full Board of the Company approves all stock grants to employees, including the executive officers. Mr. Seinsheimer, III the sole employee director of the Company, abstains from voting with respect to such matters. Mr. Seinsheimer, III, however, does make recommendations to the Compensation Committee and the full Board with regard to compensation for certain employees and stock option grants for all employees of the Company.

SUMMARY OF COMPENSATION

         The following table summarizes compensation information concerning each of the Company's executive officers for each of the three years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long Term
                                                                                                Compensation
                                            Annual Compensation                                   (Awards)
                                  -----------------------------------------                     ------------
                                                                                 Other             Shares
                                                                 Annual         Underlying      All Other
                                                  Salary          Bonus       Compensation        Options      Compensation
Name and Principal Position           Year         ($)             ($)           ($)(1)             (#)           ($)(2)
                                      ----        -------        -------      ------------      ------------   ------------
J. Fellman Seinsheimer, III           1998        212,500          --            15,728             --            4,764
President and Chief                   1997        212,500          --            12,911             --            6,107
Executive Officer                     1996        206,400          --            14,254             --            6,192

Phillip E. Apgar, C.P.A.              1998        117,276          --            12,659             --            3,518
Vice President, Treasurer             1997        117,276          --            10,975             --            3,372
and Chief Financial Officer           1996        113,850          --            12,148             --            3,416

(1) Amounts represent tax gross-ups for the lease value and expenses relating to the use of Company automobiles. The dollar value of all other perquisites and personal benefits were less than the lesser of either $50,000 or 10% of the total annual salary and bonus for each named executive officer and therefore have been excluded.

(2) Amounts represent matching contributions made by the Company under the Company's 401(k) Plan.

Each executive officer of the Company holds office until the regular meeting of directors following the annual meeting of stockholders or until his successor is elected and qualifies.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employed by the Company or its subsidiaries receive $1,200 for each meeting of the Board attended by such director and $50 to $300 for each meeting of the Company's subsidiaries' Boards of Directors on which such persons may serve. Committee members serving on established committees of the Board receive $300 for each meeting attended. The Company does not pay director or committee fees to persons who also serve as officers of the Company.

         Non-employee directors also receive options every other year to purchase 1,000 shares of the Company's Common Stock pursuant to the 1997 Non-Employee Director Stock Option Plan (the "1997 Director Plan"), which was approved by the Company's stockholders in April 1997. See "Option Grants and Exercises". Each option is exercisable for a term of ten years from the date of grant, subject to earlier termination as set forth in the plan. Prior to 1997, options to purchase an aggregate of 22,000 shares were granted to non-employee directors under the Company's 1992 Non-Employee Director Stock Option Plan (the "1992 Director Plan"). Upon approval of the 1997 Director Plan by the Company's stockholders, the 1992 Director Plan terminated and the remaining 3,000 shares then reserved for issuance under the 1992 Director Plan were reclassified as authorized but unissued shares of the Company's Common Stock. All options previously granted under the 1992 Director Plan will continue for the remainder of their respective terms.

OPTION GRANTS AND EXERCISES

         The Company currently maintains two plans pursuant to which options to purchase shares of the Company's Common Stock are outstanding or available for future grants.

         In April 1992, the Company's stockholders approved the 1992 Employee Stock Option Plan (the "1992 Option Plan"). Options to purchase up to an aggregate of 100,000 shares may be granted under the 1992 Option Plan at no less than the fair market value of the shares of Common Stock on the date of grant for incentive stock options, and no less than 85% of the fair market value of the shares of Common Stock on the date of grant for non-incentive stock options. Under the 1997 Director Plan, 25,000 shares were reserved for the grant of options. The selection of non-employee directors to whom options are to be granted, the number of shares subject to an option, the date of grant, the exercise price and the term of an option are specified in the 1997 Director Plan. Options to purchase 1,000 shares and 8,000 shares were granted under the 1992 Director Plan and the 1997 Director Plan in January 1997 and January 1998, respectively. As of April 28, 1999, there were 100,000 shares available for the grant of options under the 1992 Option Plan and 17,000 shares under the 1997 Director Plan.

AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

         The following table sets forth information concerning each exercise of stock options during the year ended December 31, 1998 by each of its executive officers and the value of unexercised in-the-money options at December 31, 1998.

                       OPTION EXERCISES AND OPTION VALUES

                                                                       Number of Shares
                                                                    Underlying Unexercised                Value of Unexercised
                                                                            Options                      In-the-money Options at
                                                                     at December 31, 1998                   December 31, 1998
                                                                 ------------------------------      ------------------------------
                                     Shares
                                    Acquired        Value
                                   On Exercise    Realized       Exercisable      Unexercisable      Exercisable      Unexercisable
             Name                      (#)           ($)             (#)               (#)               (#)               (#)
             ----                  -----------    --------       -----------      -------------      -----------      -------------
Phillip E. Apgar...............         --           --             3,000              --                -0-               --

PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the Company's cumulative total stockholder return on Common Stock with the cumulative total return of the NASDAQ U.S. Market Index and the Dow Jones Property and Casualty Insurance Industry Index for the five years ended December 31, 1998. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1993 and that all dividends were reinvested.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
               AMONG THE COMPANY, THE NASDAQ U.S. MARKET INDEX AND
          THE DOW JONES PROPERTY AND CASUALTY INSURANCE INDUSTRY INDEX

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

MEASUREMENT PERIOD                           NASDAQ            DOW JONES
(FISCAL YEAR COVERED)        AIFC            U.S.              P & C
1993                         100             100               100
1994                          79              98               105
1995                          79             138               147
1996                          83             170               177
1997                         113             209               261
1998                          87             293               282

PENSION PLAN

         Effective January 1, 1988, American Indemnity established a noncontributory, retirement plan (the "Plan") carried and funded through a group annuity covering substantially all full-time employees over 21 years of age who have more than one year of service. The Plan was amended January 1, 1992 to comply with the Tax Reform Act that was effective January 1, 1989. Effective January 1, 1996, the Plan was converted to a Cash Balance Plan and the

Company contributes for each participant 5% of such person's salary. In addition, the Cash Balance Plan provides for 6% interest per annum on such cash balance. Similar to the pre-1996 Plan, an annuity at retirement, which is based upon stated plan factors, is available as an alternative to the lump sum payment of the cash balance. The following table sets forth estimated cash balances and estimated annuities at an assumed retirement age of 65 and assumed annual salary growth of 4%.

PROJECTED CASH BALANCES

                SALARY AT JANUARY 1, 1998, OR HIRE DATE IF LATER

                                         $20,000       $40,000      $60,000        $80,000         $100,000
                                         --------      --------     --------      ----------      ----------
Age at January 1, 1998, or hire
date if later
25....................................   $274,251      $548,502     $822,753      $1,097,004      $1,371,255
35....................................    125,013       250,026      375,039         500,052         625,065
45....................................     50,806       101,612      152,418         203,224         254,030
55....................................     15,532        31,064       46,596          62,128          77,660


PROJECTED ANNUAL ANNUITY

                SALARY AT JANUARY 1, 1998, OR HIRE DATE IF LATER

                                         $20,000       $40,000      $60,000        $80,000         $100,000
                                         --------      --------     --------      ----------      ----------
Age at January 1, 1998, or hire
date if later
25....................................    $25,760       $51,520      $77,280        $103,040        $128,800
35....................................     11,742        23,484       35,226          46,968          58,710
45....................................      4,772         9,544       14,316          19,088          23,860
55....................................      1,459         2,918        4,377           5,836           7,295

         The benefits under the Cash Balance Plan would be supplemented by the benefits, if any, from the Plan as in effect prior to January 1, 1996 and any benefit which was earned under previous plans prior to January 1, 1988. The compensation covered by the Plan includes all salary costs, excluding bonuses, for all employees who have reached the age of 21. Such compensation includes the salaries set forth in the salary column of the Summary Compensation Table. Upon retirement at an assumed retirement age of 65, the estimated annual and lump sum benefit payable under the Cash Balance Plan would be approximately $15,000 and $159,600, respectively, for J. Fellman Seinsheimer, III and approximately $39,000 and $420,000, respectively, for Phillip E. Apgar. Mr. Seinsheimer, III and Mr. Apgar are the only employees of the Company whose annual salaries exceed the range of salaries reflected in the tables above.

KEY EXECUTIVE SEVERANCE AGREEMENTS

         J. Fellman Seinsheimer, III, the President and Chief Executive Officer of the Company and American Indemnity Company ("American Indemnity"), a subsidiary of the Company, and one other key employee of American Indemnity have each entered into a Key Executive Severance Agreement ("Executive Agreement") with the Company and American Indemnity. Each officer's Executive Agreement was effective as of February 7, 1983 and provides that if in the event that a third person or group commences a tender or exchange offer, circulates a proxy to stockholders, or takes other steps to effect a change in control of the Company, such officer will not voluntarily leave the employ of the Company or American Indemnity, as the case may be, and will continue to perform the duties of his office until such time as such third person has abandoned or terminated his efforts to effect a change of control or until a change of control has occurred. In the event that such officer's employment with the Company or any of its subsidiaries terminates for any reason (either voluntary or involuntary, other than as a consequence of his death, disability or willful misconduct) within two years after a change of control of the Company, the Company or American Indemnity, or both, will (i) pay to such officer as compensation for services rendered to the Company and its subsidiaries a lump sum in cash equal to five times the highest aggregate compensation paid or payable to such officer with respect to any 12 consecutive month period during the three years ending with the date of such officer's termination, and (ii) continue to provide such officer, for a period of 15 years from the date of his termination, with such life, accident, medical and long-term disability insurance plans of the Company and its subsidiaries as provided to him prior to the change of control, unless and until he obtains other employment that provides comparable coverage. For purposes of each officer's Executive Agreement, a change of control of the Company will result from the occurrence of either of the following events: (i) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company having 25% or more of the total number of votes that may be cast for the election of directors of the Company; or (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company before any of such transactions shall cease to constitute a majority of the Board of Directors of the Company or any successor to the Company. The Executive Agreements also provide that, for a period of one year following any voluntary termination (except one following a change in control of the Company) by an officer who is a party to the agreement, that such officer will not participate in any business which is in competition with the business of the Company and its subsidiaries within a defined geographic area. Except during the pendency of or following a change in control, the Board of Directors may determine that an officer who is a party to an Executive Agreement is no longer a "key executive" of the Company or American Indemnity and thereupon terminate such officer's Executive Agreement. If the terms of the Executive Agreements had been activated during the Company's 1998 fiscal year, the sum which would have been payable to the executive officer named above is $1,062,500. Such payment, if required to be made during 1998, would have had an adverse impact on the 1997 reported results of operations; however, it would not have had an adverse effect on the overall financial condition of the Company.

         In connection with the negotiations between the Company and United Fire & Casualty Company leading up to the execution of the acquisition agreement referred to Item 1 "Business -- General Development of Business" above, the agreement with Mr. Seinsheimer has been superseded by an employment agreement (the "Employment Agreement") entered into between Mr. Seinsheimer and United Fire as of March 4, 1999, which becomes effective as of the effective time of the Merger. The Employment Agreement provides that, upon closing of the Merger, Mr. Seinsheimer's Key Executive Severance Agreement will terminate. The Employment Agreement further provides for a three year term of employment, commencing on the date of closing of the Merger, at Mr. Seinsheimer's current annual salary. Mr. Seinsheimer will also receive comparable health insurance benefits from United Fire until age 65. If United Fire terminates Mr. Seinsheimer's employment prior to the end of the three year term for any reason other than willful misconduct, United Fire is obligated to continue to pay Mr. Seinsheimer's salary until the end of such three year term.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of April 28, 1999, (i) the ownership of Common Stock by each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (ii) the number of shares of Common Stock owned by all executive officers and directors of the Company as a group.


NAME AND ADDRESS OF                              NUMBER OF SHARES              PERCENT
BENEFICIAL OWNER                                BENEFICIALLY OWNED              CLASS
-------------------                             ------------------             -------

J. F. Seinsheimer, Jr.(1).......................     576,880                    29.4%
4809 Woodrow
Galveston, Texas 77551

Irma K. Seinsheimer Trust(2)(3).................     471,770                    24.0%
2201 Market Street
Galveston, Texas 77550

American Finance Company of Galveston(2)(3).....     464,095                    23.6%
United States Securities Corporation
One American Indemnity Plaza
Galveston, Texas 77550

J. Fellman Seinsheimer, III(3)..................     578,205                    29.5%
One American Indemnity Plaza
Galveston, Texas 77550

Dimensional Fund Advisors Inc.(4)...............     116,100                     5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Franklin Resources, Inc.(5).....................     160,000                     8.2%
777 Mariners Island Blvd.
San Mateo, California 94404

Tweedy, Browne Company LLC(6)...................     199,320                    10.2%
52 Vanderbilt Avenue
New York, New York 10017

Executive officers and directors as
 a group (10 persons)(7)........................     672,236                    34.3%

(1) J. F. Seinsheimer, Jr. resigned as a member of the Board of Directors on April 24, 1995 and was named Chairman Emeritus. As of April 28, 1999, Mr. Seinsheimer, Jr. shared voting and dispositive power over 38,095 shares (1.9%) of the Company's Common Stock with his son, J. Fellman Seinsheimer, III, and United States National Bank of Galveston as co-trustees of the Jessie Lee Seinsheimer Trust (the "Seinsheimer Trust"). Mr. Seinsheimer, Jr. is the sole beneficiary under the Seinsheimer Trust until his death, at which time the remainder will be divided among his children. Additionally, pursuant to powers of attorney granted by Mr. Seinsheimer, Jr. to his son,
    J. Fellman Seinsheimer, III, Messrs. Seinsheimer will share voting and dispositive power over the 67,015 shares (3.4%) of the Company's Common Stock owned of record by Mr. Seinsheimer, Jr. Mr. Seinsheimer, Jr., as co-trustee of the Irma K. Seinsheimer Trust, as described further in Note 2 below, may be deemed to be the beneficial owner of an additional 471,770 shares of Common Stock beneficially owned by such trust.

(2) The Irma K. Seinsheimer Trust (the "Family Trust") is the beneficial owner of 471,770 shares of Common Stock. Of the 471,770 shares (24.0%) of Common Stock beneficially owned, 7,675 shares (0.4%) are owned of record and 464,095 shares (23.6%) are owned by two corporations controlled by the Family Trust, namely American Finance Company of Galveston and United States Securities Corporation, that owned of record 289,764 shares (14.8%) and 174,331 shares (8.9%) of the Company's Common Stock, respectively. Mr. Seinsheimer, Jr. and William C. Levin, M.D. (a director of the Company) are co-trustees of the Family Trust and as such have shared voting and dispositive power with respect to the shares controlled by the Family Trust. However, Mr. Seinsheimer, Jr. exercises sole voting and dispositive power over the 7,675 shares owned of record by the Family Trust. Dr. Levin exercises no voting or dispositive power over, has no pecuniary interest in and disclaims any beneficial ownership or interest in the shares of Common Stock beneficially owned by the Family Trust.

(3) As of April 28, 1999, J. Fellman Seinsheimer, III owned of record 9,000 shares (0.5%) of the Company's Common Stock, which does not include 270 shares owned of record by his sons, as to which he disclaims any beneficial ownership or interest. Pursuant to the Powers of Attorney granted by J. F. Seinsheimer, Jr. to his son, J. Fellman Seinsheimer, III, the Messrs. Seinsheimer share voting and dispositive power over 67,015 shares (3.4%) of the Company's Common Stock owned of record by J. F. Seinsheimer, Jr. Additionally, J. Fellman Seinsheimer, III, J. F. Seinsheimer, Jr. and United States National Bank of Galveston, as co-trustee of the Seinsheimer Trust, share voting and dispositive power over 38,095 shares (1.9%) of the Company's Common Stock owned by such trust. Additionally, as President of American Finance Company of Galveston and United States Securities Corporation, which corporations owned of record 289,764 shares (14.8%) and 174,331 shares (8.9%) of Common Stock, respectively, J. Fellman Seinsheimer, III has shared voting and dispositive power over an aggregate of 464,095 shares owned by such corporations.

(4) Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission and other information provided by Dimensional
    Fund Advisors Inc., a registered investment advisor ("Dimensional"). According to such information, as of December 31, 1998, all of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company (the "Fund"), or in series of The DFA
    Investment Trust Company, a Delaware business trust (the "Trust"), or the DFA Group Trust and the DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional exercises sole dispositive power and sole voting power with respect to all such shares. The Company has been advised by Dimensional that Dimensional disclaims beneficial ownership of all such shares.

(5) Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission by Franklin Resources, Inc. ("FRI"), the parent holding company of certain direct and indirect investment advisory subsidiaries (the "Advisory Subsidiaries"). The Advisory Subsidiaries advise one or more open or closed-end investment companies or other managed accounts which beneficially owned 160,000 shares of Common Stock. The Advisory Subsidiaries are granted sole voting and investment power over such shares by the advisory clients, and, as a result, the Advisory Subsidiaries may be deemed to be the beneficial owner of the 160,000 shares of Common Stock. FRI and Charles B. Johnson and Rupert H. Johnson, Jr., the principal stockholders of FRI, also may be deemed to be the beneficial owner of the 160,000 shares of Common Stock. Each of FRI, Charles B. Johnson, Rupert H. Johnson, Jr. and the Advisory Subsidiaries disclaim beneficial ownership of all such shares.

(6) Based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission and other information provided by Tweedy, Browne Company LLC ("TBC"). TBC is a registered investment advisor beneficially owning 199,320 shares of Common Stock, of which TBC exercises shared dispositive power with respect to all such shares and sole voting power with respect to 184,506 such shares. Additionally, certain of the general partners of TBC may be deemed to have sole power to vote certain shares and shared power to direct the disposition of all the shares of Common Stock held in the TBC Accounts.

(7) Based upon information furnished by directors and executive officers. Includes 26,000 shares issuable on exercise of options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               OTHER TRANSACTIONS

         Harris L. Kempner, Jr., a director of the Company, is Chairman Emeritus of the Board of United States National Bank, which serves as the principal banking institution for the Company.

         Henry W. Hope, a director of the Company, is a partner in the law firm of Fulbright & Jaworski L.L.P., which serves as corporate and securities counsel to the Company.

         Eugene Hornstein, in his capacity as First Vice President of American Indemnity, received compensation from such company in the amount of $93,840 as a base salary, $2,811 in matching contributions made by the Company under the Company's 401(k) Plan and a $2,500 bonus included as earnings in connection with the loss of his Company automobile for the fiscal year ending December 31, 1998. Mr. Hornstein is the son-in-law of William C. Levin, M.D., a director of the Company.

         Matthew W. Seinsheimer, in his capacity as Assistant Vice President of American Indemnity, received compensation from such company in the amount of $57,450 as a base salary and $1,795 in matching contributions made by the Company under the Company's 401(k) Plan. Mr. Seinsheimer is the son of J. Fellman Seinsheimer, III, president and chief executive officer of the Company. Mr. Seinsheimer resigned from the Company on October 30, 1998.

         See Notes (1) and (3) under Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information concerning J. Fellman Seinsheimer, III's shared power to vote and dispose of shares of Common Stock owned of record by his father, Mr. Seinsheimer, Jr., and shares of Common Stock held by the Seinsheimer Trust.

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

                                        AMERICAN INDEMNITY FINANCIAL CORPORATION




                                    By    /s/  PHILLIP E. APGAR
                                       -----------------------------------------
Dated May 3, 1999                            Phillip E. Apgar
                                       Vice President, Treasurer and
                                       Chief Financial Officer


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