Form 10-Q
period 1999-03-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1999-05-14
CIK 5227

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

AS OF MAY 7, 1999, 1,962,410 SHARES OF REGISTRANT'S COMMON STOCK, $3.33 1/3 PAR VALUE, WERE OUTSTANDING.

ITEM 1.  FINANCIAL STATEMENTS

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                       1999              1998
                                                   ------------      ------------
PREMIUMS AND OTHER INCOME:
Premiums earned                                    $ 15,060,358      $ 15,778,094
Net investment income (net of investment
  expenses of $93,610 in 1999 and $99,686
  in 1998)                                            1,102,188         1,179,394
Realized investment gains                                35,073           279,707
Interest on premium bills receivable and other
  income                                                218,358           221,772
                                                   ------------      ------------
                                TOTAL                16,415,977        17,458,967
                                                   ------------      ------------

EXPENSES:
Losses and loss adjustment expenses                  11,180,789        13,005,277
Policy acquisition costs                              5,916,818         6,450,654
Retrospective premium adjustments on workers'
  compensation policies                                 (67,789)         (183,917)
                                                   ------------      ------------
                                TOTAL                17,029,818        19,272,014
                                                   ------------      ------------

NET LOSS BEFORE FEDERAL INCOME TAX                     (613,841)       (1,813,047)

PROVISION  (CREDIT) FOR FEDERAL INCOME TAX:
Current
Deferred
                                                   ------------      ------------
                                TOTAL                        --                --
                                                   ------------      ------------

NET LOSS                                           $   (613,841)     $ (1,813,047)
                                                   ============      ============

AVERAGE SHARES OUTSTANDING                            1,962,410         1,962,410

BASIC AND DILUTED EARNINGS PER SHARE:
NET LOSS                                           $      (0.31)     $      (0.92)
                                                   ============      ============

DIVIDENDS DECLARED PER SHARE                       $         --      $         --
                                                   ============      ============


                 See Notes to Consolidated Financial Statements

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                 1999             1998
                                                             ------------     ------------
ASSETS

Investments - at market value:
Fixed maturities - bonds:
    Available for sale                                       $ 67,148,245     $ 66,827,552
  Preferred stocks                                              1,107,420        1,136,433
  Common stocks                                                13,759,024       15,595,049
                                                             ------------     ------------
            Total Investments                                  82,014,689       83,559,034
Cash and Cash Equivalents                                       7,814,235        9,822,369
Accrued Investment Income                                         871,930          767,166
Premiums in Course of Collection, Net                           5,467,831        4,697,268
Direct Premium Bills Receivable                                 9,498,675        9,671,775
Reinsurance Balances Receivable                                23,274,852       23,470,118
Prepaid Reinsurance Premiums                                    2,914,426        2,580,950
Property and Equipment - less accumulated deprecia-
  tion of $5,599,587 in 1999 and $5,509,125 in 1998             3,685,171        3,768,975
Deferred Policy Acquisition Costs                               8,845,048        8,799,976
Deferred Income Taxes                                           3,889,000        3,889,000
Other Assets                                                    1,708,989        1,581,024
                                                             ------------     ------------
            TOTAL                                            $149,984,846     $152,607,655
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid Losses and Loss Adjustment Expenses                   $ 71,770,489     $ 71,796,212
Unearned Premiums                                              30,264,606       31,189,456
Reinsurance Balances Held or Payable                            7,557,198        6,889,131
Notes Payable to Bank                                             317,310          341,357
Accounts Payable and Other Accrued Liabilities                  9,722,419        9,578,133
                                                             ------------     ------------
            Total Liabilities                                 119,632,022      119,794,289
                                                             ------------     ------------

Stockholders' Equity:
  Preferred stock, authorized 2,000,000 shares;
    none outstanding
  Common stock, $3.33 1/3 par value; authorized
    2,500,000 shares; outstanding shares 1,962,410
    in 1999 and 1998                                            6,541,351        6,541,351
  Paid-in surplus                                              13,097,668       13,097,668
  Accumulated comprehensive income                              3,673,130        5,519,831
  Retained earnings                                             7,040,675        7,654,516
                                                             ------------     ------------

            Total Stockholders' Equity                         30,352,824       32,813,366
                                                             ------------     ------------

            TOTAL                                            $149,984,846     $152,607,655
                                                             ============     ============

                 See Notes to Consolidated Financial Statements

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999              1998
                                                                ------------      ------------
OPERATING ACTIVITIES:

  Net Loss                                                      $   (613,841)     $ (1,813,047)
  Adjustments to reconcile net loss to
    net cash flow from operating activities:
    Decrease (Increase) in:
      Premiums in course of collection                              (770,563)         (552,958)
      Direct premium bills receivable                                173,100         2,031,680
      Reinsurance balances receivable                                195,266         2,827,583
      Prepaid reinsurance premiums                                  (333,476)          (72,225)
      Deferred policy acquisition costs                              (45,072)          323,519
      Other assets                                                  (127,965)         (188,763)
    Increase (Decrease) in:
      Unpaid losses and loss adjustment expenses                     (25,723)       (3,026,981)
      Unearned premiums                                             (924,850)       (1,842,296)
      Reinsurance balances held or payable                           668,067           304,618
      Accounts payable and other accrued liabilities                 144,286         1,006,357
    Realized investment gains                                        (35,073)         (279,707)
    Depreciation                                                      90,463            89,648
    Other                                                            (70,490)          (87,863)
                                                                ------------      ------------

          Net cash flow used in operating activities              (1,675,871)       (1,280,435)
                                                                ------------      ------------

INVESTING ACTIVITIES:

  Sale of bonds                                                                      3,330,875
  Maturity of bonds                                                7,526,509        15,515,755
  Sale of common stocks                                            1,859,211         1,278,884
  Purchase of bonds                                               (8,559,828)      (16,605,096)
  Purchase of common stocks                                       (1,127,452)         (907,384)
  Purchase of property and equipment                                  (6,656)         (139,784)
  Other
                                                                ------------      ------------

          Net cash flow from (used in) investing activities         (308,216)        2,473,250
                                                                ------------      ------------

FINANCING ACTIVITIES:

  Payments on bank loan                                              (24,047)          (22,040)
                                                                ------------      ------------

          Net cash flow from financing activities                    (24,047)          (22,040)
                                                                ------------      ------------

          Net Increase (Decrease) in Cash and Cash
             Equivalents                                          (2,008,134)        1,170,775

          Cash and Cash Equivalents, January 1                     9,822,369         8,174,074
                                                                ------------      ------------

          Cash and Cash Equivalents, March 31                   $  7,814,235      $  9,344,849
                                                                ============      ============

                 See Notes to Consolidated Financial Statements

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1) The financial information included herein is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for this interim period are not necessarily indicative of results for the full year.

(2) The Company paid total interest expense of $7,293 and $9,300 for three months ended March 31, 1999 and March 31, 1998, respectively.

(3) The weighted-average number of shares outstanding was 1,962,410 for each of the quarters ended March 31, 1999 and March 31, 1998. As the effect of the diluted shares was anti-dilutive, all per share amounts presented represent both basic and dilutive earnings per share.

       REPORTING COMPREHENSIVE INCOME. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive loss of the Company was $2,460,542 for the three months ended March 31, 1999 compared with $429,368 for the three months ended March 31, 1998. The difference between net income (loss) and comprehensive income (loss) relates to the change in the unrealized appreciation in market value of investments during the periods.

(4) RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999.

       In October 1998, the AICPA issued SOP 98-7, "Deposit Accounting:
       Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk." SOP 98-7 addresses deposit accounting for certain insurance and reinsurance contracts and direct business by insurance enterprises and other enterprises. The Company is required to adopt the provisions of SOP 98-7 in fiscal year 2000.

       Management is currently evaluating but has not yet determined what effect if any, there will be on the Company's financial statements and related disclosures from the above-mentioned pronouncements that are not yet effective.

(5) On March 4, 1999 the Company announced the signing of a definitive agreement providing for the acquisition of American Indemnity Financial Corporation by United Fire & Casualty Company of Cedar Rapids, Iowa. It is anticipated that the acquisition will be completed during the third quarter of 1999, subject to customary closing conditions including shareholder and regulatory approval.

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

     OPERATING ACTIVITIES

         The net cash flow from operating activities for the three months ended March 31, 1999 was negative primarily as a result of unfavorable underwriting results. The underwriting results improved during the first three months of 1999 compared with the first three months of 1998 primarily as a result of a decrease in the frequency of new claims occurrences for the automobile and other liability lines of business for the comparison periods. Nevertheless, underwriting results were unprofitable in all major lines of business.

         The net cash flow from operating activities for the three months ended March 31, 1998 was negative primarily as a result of a decrease in net premiums written and unfavorable underwriting results. The decrease in net premiums written was primarily the result of competitive pricing pressures and a policy processing problem that caused a temporary inability to process certain policies during the quarter. The unfavorable underwriting results were due primarily to an unanticipated increase in the frequency of new claims occurrences for the automobile and commercial multiple peril lines of business during the first three months of 1998.

     INVESTING ACTIVITIES

         During the first three months of 1999, management invested a portion of available cash balances and the proceeds from the disposition of investments into investment grade bonds and common stocks. The net cash flow from investing activities was negative for the first three months of 1999 because total investment purchases exceeded total investment sales and maturities.

         During the first three months of 1999, unrealized investment losses decreased stockholders' equity by approximately $1,847,000; approximately $678,000 of this amount was from debt securities, with the remaining losses from equity securities. These unrealized investment losses were primarily the result of bond and stock market fluctuations during the first three months of 1999.

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

     FINANCING ACTIVITIES

         There were no new financing commitments entered into in the first three months of 1999 and no significant increase in the cost of current financing arrangements. The Company has not paid any dividends to stockholders since the fourth quarter of 1997. It is not anticipated that dividends to stockholders will resume within the foreseeable future.

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

         On March 4, 1999, the Company and United Fire & Casualty Company announced the signing of an agreement providing for United Fire & Casualty Company's acquisition of American Indemnity Financial Corporation. It is anticipated that the acquisition will be completed during the third quarter of 1999.

RESULTS OF OPERATIONS

         Premiums earned decreased 4.5% for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 primarily as a result of soft market conditions experienced during the first quarter of 1999 as has been the case in recent years. Despite such conditions, the Company endeavored to remain competitive without engaging in severe price competition or compromising its underwriting guidelines. Management intends to continue marketing all lines of business at prices that reflect its experience.

         Average invested assets decreased approximately $6,620,000, or 7.4% at March 31, 1999 compared with March 31, 1998 primarily as a result of investing activities during 1998 in which total investment sales and maturities exceeded total investment purchases. During 1998, the Company's cash flow from operating activities was negative. As a result, additional funds were raised through the sale of investments. As a result of the decrease in average invested assets, net investment income decreased 6.5% for the three months ended March 31, 1999 compared with the three months ended March 31, 1998. However, the Company's average investment yield was 5.33% for the three months ended March 31, 1999 compared with 5.28% for the three months ended March 31, 1998.

         The loss and loss adjustment expense ratio was 74.2% for the three months ended March 31, 1999 compared with 82.4% for the three months ended March 31, 1998. The decrease in this ratio was primarily a result of a decrease in the frequency of new claims occurrences for the automobile and other liability lines of business for the comparison periods. Nevertheless, underwriting results were unprofitable in all major lines of business. Management does not believe that these unfavorable underwriting results are indicative of a trend.

         The policy acquisition cost ratio was 39.3% for the three months ended March 31, 1999 compared with 40.9% for the three months ended March 31, 1998. The decrease in this ratio was primarily the result of an increase in deferral of deferred policy acquisition costs during the first quarter of 1999. During the first three months of 1999, policy acquisition costs included approximately $248,000 from expenses related to the pending sale of the Company to United Fire & Casualty Company.

         Primarily as a result of unfavorable underwriting results during the first three months of 1999 for the reasons discussed above, the net loss of the Company was approximately $614,000 compared with a net loss of approximately $1,813,000 during the first three months of 1998.

YEAR 2000 ISSUES. The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Some of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but might in many cases be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

         The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance business. The Company recognizes that the computer systems used must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date (e.g., by January 1999 in the case of certain property and casualty insurance policies with one-year terms expiring on or after January 1, 2000). The Company has been taking steps it deems appropriate to meet this challenge, including replacing or upgrading certain of its existing computer applications that improve functionality in addition to being Year 2000 compliant, and planning alternative measures, if necessary, including manual processing of data.

         During 1997, the Company upgraded the principal portion of its policy processing and claims system to the PMSC Point system as a part of its technology enhancement and Year 2000 compliance initiatives. The Point system is one of the Company's most critical software programs as it is used for the daily administration of the insurance operations. A migration plan was developed and implemented to move from a non-compliant release of the PMSC Point system to a subsequent release which, the Company was advised by PMSC, is fully Year 2000 compliant. This migration was completed in September 1998. Company personnel tested the system for compliance before moving the upgrade into production. In order to perform this testing, the software's system date was moved forward into the years 2000 and 2001. In every test case, the software generated the expected results.

         A Year 2000 project plan has been developed and all Company systems have been addressed as to Year 2000 compliance. According to the plan, 90% of all software packages have been identified as Year 2000 compliant by either their vendors or Company resources. The remaining non-compliant software can be classified into three groups: i) non-critical, ii) scheduled to be modified or replaced before the year 2000 and iii) those scheduled to be discarded. Computer related hardware has been found to be 74% compliant, and the remaining hardware, which includes items such as desktop personal computers and network equipment is currently being tested for compliance. The telecommunications system is non-compliant, however, plans are for this to be compliant by the end of the third quarter of 1999. All other types of equipment such as copiers and fax machines have been found to be 60% compliant and the remaining items are under investigation for compliance. In general, 86% of all the items in the Year 2000 project plan have been completed and with one exception, the remaining items are scheduled to be completed by the end of the third quarter of 1999.

         The Company currently utilizes a policy processing system for commercial lines of business for states other than Texas that is not Year 2000 compliant. During 1998, the Company intended to purchase the rating algorithms from PMSC which are required to process this business under the Point system. However, this decision was not implemented during 1998 pending the outcome of identifying the strategic alternatives for the Company which has now lead to the previously discussed merger with United Fire & Casualty Company. The Company was informed by PMSC in December 1998 that even if it purchased and proceeded with implementation of these rating algorithms during the first quarter of 1999 that it was unlikely that all states would be implemented in time. The Company currently processes the majority of its commercial business utilizing a combination of manual systems and automated systems. Management believes that, if necessary, the policies issued by this system could be entirely processed on a manual basis.

         The Company has received information from certain of its vendors to assure their systems' compliance as well, or alternatively, to determine to the extent possible the extent the Company is vulnerable to those third parties' failure to achieve Year 2000 compliance, and if necessary, to develop alternatives. As a result of the Company's ongoing efforts to reengineer its business processes and assuming compliance by third parties with whom the Company conducts business, management believes that the impact on future earnings from efforts to achieve Year 2000 compliance will not be significant. However, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be timely compliant, or that a failure to be compliant by another company would not have a material adverse effect on the Company's future operations.

         The Company believes that in an emergency situation resulting from the severe failure of computer systems, it could revert to the use of manual systems that rely on personal computers and spreadsheet software. Through these manual systems, the Company could perform the minimum functions required to maintain insurance services and provide a minimum level of information reporting to maintain a level of control over the business processes. Should the Company have to utilize manual systems in an emergency as noted above, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on its Year 2000 issues.

         Historical expenses recognized directly related to replacing existing applications with Year 2000 compliant applications cannot be determined with precise accuracy because the Point system project was initiated as a result of management's decision to modernize the business processes of the Company and accomplish Year 2000 compliance at the same time. Also, the implementation of the Point system resulted in some staff reductions within the Company. Including the total costs of conversion to PMSC Point system, expenses recognized directly related to replacing existing applications with Year 2000 compliant applications totaled approximately $1,700,000 from January 1, 1996 through December 31, 1998 with funds obtained through operating revenues. The Company currently anticipates that it will incur future costs of less than $100,000 for additional third-party vendors and other expenses to achieve Year 2000 readiness for its information technology systems ("IT systems") excluding the Point System rating algorithms previously discussed.

           Equipment and systems other than IT systems could also be affected. Such systems typically include built-in or "embedded" technology such as microcontrollers. The Company has reviewed non-IT system issues relating to Year 2000 compliance. As a result, the Company believes there are no such issues which might have a significant effect on the Company's operations as a result of failure to be Year 2000 compliant.

         The foregoing statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

RECENT ACCOUNTING PRONOUNCEMENTS. The Company is aware of several newly issued accounting pronouncements which require adoption by the Company either in 1999 or 2000. These recent accounting pronouncements are more thoroughly discussed in the accompanying notes to consolidated financial statements.

FORWARD-LOOKING STATEMENTS. Certain statements made herein and in other public filings and releases by the Company contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty including, but not limited to changes in interest rates; changes in premium volumes; the frequency and severity of catastrophic events; increased competition; regulatory and legislative changes; changes in loss payment patterns; changes in estimated overall adequacy of loss and loss adjustment expense reserves; changes in key management personnel; Year 2000 compliance problems; changes in general market or economic conditions; the pending acquisition of the Company by United Fire & Casualty Company; and other risk factors. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the factors that are disclosed in conjunction with the forward-looking statements included herein and in other public filings and releases by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

         The Company's market risk disclosures set forth in the annual report on Form 10K for the year ended December 31, 1998 have not changed significantly during the quarter ended March 31, 1999.

                    AMERICAN INDEMNITY FINANCIAL CORPORATION
                                AND SUBSIDIARIES



ITEM 6. (a)          EXHIBIT 27 -          FINANCIAL DATA SCHEDULE.

        (b)          REPORTS ON FORM 8-K

                     THE COMPANY FILED A REPORT ON FORM 8-K, DATED MARCH 9, 1999, REGARDING THE ANNOUNCEMENT THAT THE COMPANY AND UNITED FIRE & CASUALTY COMPANY HAVE SIGNED A DEFINITIVE AGREEMENT PROVIDING FOR UNITED FIRE'S ACQUISITION OF AMERICAN INDEMNITY FINANCIAL CORPORATION.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                  AMERICAN INDEMNITY FINANCIAL CORPORATION
                                                (REGISTRANT)


DATE    MAY 12, 1999                     /s/ PHILLIP E. APGAR
     ---------------------    -------------------------------------------------
                                             PHILLIP E. APGAR
                                        VICE PRESIDENT-TREASURER - CHIEF
                                                FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27       -       Financial Data Schedule