Form 10-K405/A
period 1998-12-31
AMERICAN INDEMNITY FINANCIAL CORP
filed 1999-07-14
CIK 5227

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

         On March 4, 1999, the Company announced that it had signed a definitive agreement with United Fire & Casualty Company providing for United Fire's acquisition of the Company (the "Merger"). The acquisition is conditioned upon approval by the Company's common shareholders, approvals from insurance regulators in Texas, Colorado and Iowa, where the insurance companies are domiciled, compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration of all applicable waiting periods thereunder and certain other customary conditions. It is anticipated that the acquisition will be completed in the third quarter of 1999.

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

         For each year end since 1987, the Company has obtained an independent actuarial review of its reserves for insured events. As of December 31, 1998, management believes that the Company's reserves for losses and loss adjustment expenses are reasonable and near the mid-point of the reserve range estimated by the Company's independent actuary. For years prior to 1997, the Company's reserves were within the reserve range developed by the Company's independent actuary and, as a result, no significant adjustments were made to the Company's reserves during these years. As of December 31, 1997, using methodology consistent with that used in prior years, the Company analysis indicated that the Company's reserves were below the reserve range. After extensive review of the data and discussions with the Company's independent actuary, management believed it to be prudent to further increase reserves. Loss and loss adjustment expenses were impacted by a total of approximately $7,700,000 during 1997, which was the amount required to increase reserves to near the mid-point of the actuarial range. Loss reserves were increased in all lines of business, with the most significant increases in the lines of business with significant casualty exposure such as commercial multi-peril, automobile liability and other liability.

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


         During 1998, property insurance risks were reinsured under treaty arrangements whereby $900,000 of losses in excess of $100,000 are automatically reinsured. Effective January 1, 1999, American Indemnity's retention for property risks increased to $150,000 from $100,000. During 1998, American Indemnity carried excess catastrophe reinsurance which covered 95% of all losses with respect to windstorm, hurricane and hail suffered within any two separate 72 hour periods within a 12 month interval up to $36,000,000 in excess of $4,000,000. Although the excess catastrophe reinsurance agreement remains in effect, the aggregate excess reinsurance provision under this agreement was terminated effective January 1, 1999. Such aggregate excess reinsurance provision had been in effect for three years without any claims being made against it, and the Company elected to cancel that provision to save approximately $1,600,000 per year in reinsurance costs. The aggregate excess reinsurance provision that was cancelled covered 95% of all property and automobile losses up to $4,000,000 in excess of $2,000,000, subject to a $200,000 per occurrence retention. The Company has never had an individual catastrophe loss in excess of $6,300,000; however, there can be no assurance that a greater loss could not occur in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   DIRECTORS

         The following table sets forth information with respect to each person nominated for election as a Class II director and each person whose term of office as a director will continue, if the Merger is not consummated, after the annual meeting of stockholders. Except for J. Fellman Seinsheimer, III, William
C. Levin, M.D. and Harris L. Kempner, Jr., who owned beneficially 29.5%, 2.2% and 1.2%, respectively, of the outstanding shares of Common Stock at April 28, 1999, each nominee and director owned less than 1% of the outstanding shares of Common Stock at such date. The table has been prepared from information obtained from the respective nominees and directors.

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

                               EXECUTIVE OFFICERS

         The following table lists the persons serving as the executive officers of the Company as of April 28, 1999, and who have been nominated for re-election to such positions at the directors' meeting to be held following the Annual Meeting of Stockholders. If elected and if the Merger is not consummated, the persons named below are expected to serve in the position stated until the next annual meeting of the directors and until their successors are elected and qualified. Both officers have been continually employed by the Company in an executive capacity for the last five years. Mr. Apgar is 45 years of age and has been employed with American Indemnity Company in various capacities since April 1974, most recently as Vice President and Controller. Mr. Apgar beneficially owns 500 shares of Common Stock, which represents less than 1% of the shares of Common Stock outstanding as of April 28, 1999.

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

         The benefits under the Cash Balance Plan would be supplemented by the benefits, if any, from the Plan as in effect prior to January 1, 1996 and any benefit which was earned under previous plans prior to January 1, 1988. The compensation covered by the Plan includes all salary costs, excluding bonuses, for all employees who have reached the age of 21. Such compensation includes the salaries set forth in the salary column of the Summary Compensation Table. Upon retirement at an assumed retirement age of 65, the estimated annual and lump sum benefit payable under the Cash Balance Plan would be approximately $15,000 and $159,600, respectively, for J. Fellman Seinsheimer, III and approximately $39,000 and $420,000, respectively, for Phillip E. Apgar. As of April 28, 1999, Mr. Seinsheimer, III and Mr. Apgar are the only employees of the Company whose annual salaries exceed the range of salaries reflected in the tables above.

KEY EXECUTIVE SEVERANCE AGREEMENTS

         J. Fellman Seinsheimer, III, the President and Chief Executive Officer of the Company and American Indemnity Company ("American Indemnity"), a subsidiary of the Company, and Eugene Hornstein, First Vice President of American Indemnity, have each entered into a Key Executive Severance Agreement ("Executive Agreement") with the Company and American Indemnity. Each officer's Executive Agreement was effective as of February 7, 1983 and provides that if in the event that a third person or group commences a tender or exchange offer, circulates a proxy to stockholders, or takes other steps to effect a change in control of the Company, such officer will not voluntarily leave the employ of the Company or American Indemnity, as the case may be, and will continue to perform the duties of his office until such time as such third person has abandoned or terminated his efforts to effect a change of control or until a change of control has occurred. In the event that such officer's employment with the Company or any of its subsidiaries terminates for any reason (either voluntary or involuntary, other than as a consequence of his death, disability or willful misconduct) within two years after a change of control of the Company, the Company or American Indemnity, or both, will (i) pay to such officer as compensation for services rendered to the Company and its subsidiaries a lump sum in cash equal to five times the highest aggregate compensation paid or payable to such officer with respect to any 12 consecutive month period during the three years ending with the date of such officer's termination, and (ii) continue to provide such officer, for a period of 15 years from the date of his termination, with such life, accident, medical and long-term disability insurance plans of the Company and its subsidiaries as provided to him prior to the change of control, unless and until he obtains other employment that provides comparable coverage. For purposes of each officer's Executive Agreement, a change of control of the Company will result from the occurrence of either of the following events: (i) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company having 25% or more of the total number of votes that may be cast for the election of directors of the Company; or (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company before any of such transactions shall cease to constitute a majority of the Board of Directors of the Company or any successor to the Company. The Executive Agreements also provide that, for a period of one year following any voluntary termination (except one following a change in control of the Company) by an officer who is a party to the agreement, that such officer will not participate in any business which is in competition with the business of the Company and its subsidiaries within a defined geographic area. Except during the pendency of or following a change in control, the Board of Directors may determine that an officer who is a party to an Executive Agreement is no longer a "key executive" of the Company or American Indemnity and thereupon terminate such officer's Executive Agreement. If the terms of the Executive Agreements had been activated during the Company's 1998 fiscal year, the amount which would have been payable to Mr. Seinsheimer is approximately $1,062,500 and to Mr. Hornstein is approximately $496,000. Such payments, if required to be made during 1998, would have had an adverse impact on the 1998 reported results of operations; however, they would not have had an adverse effect on the overall financial condition of the Company.

         In connection with the negotiations between the Company and United Fire & Casualty Company leading up to the execution of the acquisition agreement referred to Item 1 "Business -- General Development of Business" above, the agreement with Mr. Seinsheimer has been superseded by an employment agreement (the "Employment Agreement") entered into between Mr. Seinsheimer and United Fire as of March 4, 1999, which becomes effective as of the effective time of the Merger. The Employment Agreement provides that, upon closing of the Merger, Mr. Seinsheimer's Key Executive Severance Agreement will terminate. The Employment Agreement further provides for a three year term of employment, commencing on the date of closing of the Merger, at Mr. Seinsheimer's current annual salary. Mr. Seinsheimer will also receive comparable health insurance benefits from United Fire until age 65. If United Fire terminates Mr. Seinsheimer's employment prior to the end of the three year term for any reason other than willful misconduct, United Fire is obligated to continue to pay Mr. Seinsheimer's salary until the end of such three year term. Mr. Hornstein's Executive Agreement has not been superseded or modified in connection with the Merger, and remains in effect.

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

         *23.1.   Consent of Independent Auditors.

        **24.1.   Powers of Attorney.

        **27.1    Financial Data Schedule.

----------

*        Filed herewith.

**       Previously filed.

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

                                        AMERICAN INDEMNITY FINANCIAL CORPORATION



                                    By: /s/ VAUGHN V. VAUGHAN
                                       -----------------------------------------
Dated July 12, 1999                    Vaughn V. Vaughan
                                       Vice President, Treasurer and
                                       Chief Financial Officer

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

/s/  VAUGHN V. VAUGHAN                                 VICE PRESIDENT, TREASURER AND
----------------------------------------------------   CHIEF FINANCIAL OFFICER
          VAUGHN V. VAUGHAN                               (PRINCIPAL FINANCIAL OFFICER AND
                                                          PRINCIPAL ACCOUNTING OFFICER)

       WILLIAM C. LEVIN, M.D.*                        DIRECTOR
----------------------------------------------------
       (WILLIAM C. LEVIN, M.D.)

       HARRIS L. KEMPNER, JR.*                        DIRECTOR
----------------------------------------------------
       (HARRIS L. KEMPNER, JR.)

           MARVIN L. WEST*                            DIRECTOR
----------------------------------------------------
           (MARVIN L. WEST)

            JACK T. CURRIE*                           DIRECTOR
----------------------------------------------------
           (JACK T. CURRIE)

            HENRY W. HOPE*                            DIRECTOR
----------------------------------------------------
           (HENRY W. HOPE)

          SYNOTT L. MCNEEL*                           DIRECTOR
----------------------------------------------------
          (SYNOTT L. MCNEEL)

      JAMES W. MCFARLAND, PH.D.*                      DIRECTOR
----------------------------------------------------
     (JAMES W. MCFARLAND, PH.D.)

            FRED C. BURNS*                            DIRECTOR
----------------------------------------------------
           (FRED C. BURNS)


*By: /s/  J. Fellman Seinsheimer, III
     -----------------------------------------------
    (J. Fellman Seinsheimer, III, pursuant to Power
    of Attorney)

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

*23.1.            Consent of Independent Auditors.

**24.1.           Powers of Attorney.

**27.1            Financial Data Schedule.


----------

*        Filed herewith.

**       Previously filed.

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.